Form 10-K
period 2001-12-31
CABLETEL COMMUNICATIONS CORP
filed 2002-03-28
CIK 925601

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended                            Commission File Number
         December 31, 2001                                       1-13332

                          Cabletel Communications Corp.
             (Exact name of registrant as specified in its charter)

                                Ontario, Canada                    8647 8526
              (Jurisdiction of incorporation or organization)  (Canadian Federal
                                                                Tax Account No.)

                                 230 Travail Rd.
                        Markham, Ontario, Canada L3S 3J1
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (905) 475-1030
                              Securities registered
                      pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                     on which registered
 Common Shares                                        The Toronto Stock Exchange
                                                     The American Stock Exchange

                                   Securities
                             registered pursuant to
                            Section 12(g) of the Act:

                                      None.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the Common Shares (based upon the closing per share price of the Common Shares on the American Stock Exchange on March 18,
2002) of Cabletel Communications Corp. held by non-affiliates was approximately U.S. $11,309,622

The number of Common Shares of the Registrant outstanding as at March 18, 2002 was 7,167,612.

EXCHANGE RATE OF THE CANADIAN DOLLAR

         The accounts of Cabletel Communications Corp. ("Cabletel" or the "Company") are maintained in Canadian dollars. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at March 18, 2002, the rate in Canadian dollars was Cdn. $1.00 = U.S. $0.6313.

         Set forth below are the exchange rates for the Canadian dollar equivalent expressed in United States currency during the last 5 years.

                                                      Years Ended December 31,
                                                 (All amounts in United States dollars)
                                   -------------------------------------------------------------------
                                    1997           1998            1999           2000           2001
                                   ------         ------          ------         ------         ------
At End of Year                     0.6991         0.6520          0.6929         0.6669         0.6278
Average                            0.7227         0.6759          0.6738         0.6733         0.6460
High                               0.7481         0.7098          0.6929         0.6970         0.6700
Low                                0.6972         0.6329          0.6533         0.6421         0.6237


ACCOUNTING PRINCIPLES

         Cabletel's accounts are presented in accordance with Canadian generally accepted accounting principles. A reconciliation to United States generally accepted accounting principles is set forth in Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report.


FOREIGN PRIVATE ISSUER

         The Company is a "Foreign Private Issuer" as defined in Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the "Act"). Although as a Foreign Private Issuer the Company is eligible to file its annual report on Form 20-F, the Company has voluntarily elected to file its annual report on Form 10-K.

         Pursuant to Rule 3a12-3(b) of the Act, securities registered by a Foreign Private Issuer are exempt from the provisions of Sections 14(a), 14(b), 14(c), 14(f) and 16 of the Act.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Cabletel Communications Corp., (together with its consolidated subsidiaries, except as the context otherwise indicates, "Cabletel" or the "Company") is primarily a Canadian distribution and manufacturing company headquartered in Markham, Ontario with major offices and distribution warehouses located in St. Hubert; Quebec, Delta, British Columbia; and Dartmouth, Nova Scotia.

         Cabletel is a leader in Canada in providing the tools needed to build, upgrade and maintain cable systems. Cabletel's manufacturing division is becoming a recognized leader in the design and manufacturing of connectors world-wide for cable, satellite and wireless cable systems in over 32 countries. In 1999 the Company diversified and created Cabletel Technologies to provide products to broadcasters, network providers and other companies involved in connecting people and places.

         The Company has historically operated as a distribution company and recently has diversified into three business segments, Distribution, Manufacturing and Technology. The Distribution segment is carried out through Cabletel Communications Corp., a full-service distributor of broadband equipment to the Canadian television and telecommunications industries, offering a wide variety of products required to construct, build, maintain and upgrade broadcasting and telecommunications systems. Major product lines include coaxial cable (i.e., cable consisting of an inner insulated core of solid wire surrounded by an outer insulated flexible wire braid), fiber optic cable (i.e., cable used in the transmission of visual, audio or data information modulated on light which is constructed from many strands of flexible and extremely narrow glass fibers contained in a protective sheath), electronic signal modulators and transmitters, amplifiers, fiber optic transmitters and receivers, test equipment, satellite reception apparatus and hardware necessary for installing, operating and maintaining products sold by the Company. Cabletel also supplies products to data communication, utility and telephone companies. Net sales of Cabletel's Distribution segment represented approximately 80% of the Company's total net sales during year 2001. During year 2001, virtually all sales in the Distribution segment were to customers in Canada.

         The Manufacturing segment is carried out in Canada through Stirling Connectors, a division of Cabletel, which is operated in the United States by wholly-owned subsidiary, Stirling Connectors, U.S.A., Inc., and in Israel by wholly-owned subsidiary Stirling (Israel) Ltd. Stirling manufactures and sells brass and aluminum coaxial connectors for use in cable distribution systems. The majority of Stirling's sales are to foreign markets. Net sales of Stirling represented approximately 12% of the Company's total net sales for year 2001. Stirling exported approximately 12% of its product to Israel, 77% of its product to the U.S. and 11% of its product to other foreign markets.

         The Technology segment provides products to broadcasters, network providers and a wide-variety of companies building the infrastructure to support the Internet economy. Net sales attributable to the Technology segment represented approximately 8% of the Company's total net sales for year 2001. Virtually all sales in the Technology segment in year 2001 were to customers in Canada.

         For further segmented information, see Note 13 of the Consolidated Financial Statements of the Company.

         Cabletel was incorporated under the laws of the Province of Ontario, Canada on October 19, 1985. In May 1994, Cabletel effected an initial public offering (the "Offering") of its Common Shares in certain provinces of Canada. Cabletel's Common Shares are listed on The Toronto Stock Exchange (the "TSE") and the American Stock Exchange (the "AMEX").


THE CANADIAN CABLE TELEVISION INDUSTRY

         The Canadian cable television industry has traditionally functioned as a re-broadcaster of television and radio signals received from the point of original transmission and then modulated, amplified and retransmitted to subscribers' homes. The industry is approximately 40 years old and currently services over 8.4 million cable subscribers, of which approximately 7.8 million subscribers are residential customers and 0.6 million are commercial subscribers. This represents about 80% of all television households in Canada. Prior to 1983, cable television was essentially restricted to providing "basic" services consisting of distant signals received by way of antenna and certain limited public service channels. Pay-TV was approved by the Canadian Radio-television and Telecommunications Commission in 1983 and consists of a variety of subscription channels providing recently released movies, concerts, sporting events and other programming. Cable television operators are now offering programming on a pay-per-view basis and are also beginning to offer non-video services such as data transmission.

         Technical developments and strategic decisions by cable system operators and their competitors will significantly affect the Company. Cable systems are now being bypassed by direct broadcast satellite services. New digital technologies enable the compression of many channels into the bandwidth currently used by one analog channel. There are new wireless technologies, which could be used to bypass existing distribution systems. The entrance of telephone companies into the cable industry and the consolidation of cable companies and telephone companies may affect not only the level of capital spending in general, but the portion thereof received by the Company.

SALES AND MARKETING

         Cabletel markets its products across Canada through 28 sales representatives who operate out of four regional offices located in Delta, British Columbia; Markham, Ontario; St. Hubert, Quebec; and Dartmouth, Nova Scotia. Virtually all of Cabletel's sales are made to Canadian customers. The arrangements between Cabletel and its suppliers relate primarily to the Canadian cable television market.

         Cabletel's customers include almost all of the cable distribution companies in Canada. Approximately 46% of Cabletel's sales in year 2001 were made to the 5 largest cable system operators: Rogers Cablesystems Inc. (21%), Shaw Communications (5%), Regional Cablesystems. (5%), Cogeco (6%), and EastLink (9%). The five companies represent approximately 75% of the Canadian Cable Television market (based on number of homes passed).

         Backlog of firm orders at December 31, 2001 was $6,100,000 (2000; $7,500,000) and at March 18, 2002 was approximately $8,500,000. Virtually all of these orders are intended for shipments during 2002.

         The level of Cabletel's sales to its customers is largely determined by the capital expenditures undertaken by the cable television industry in maintaining and upgrading its distribution system. Capital spending in the cable industry has been cyclical, however, the amount of capital spending and therefore the Company's sales and profits are affected by a variety of factors, including general economic conditions, availability and cost of capital, other demands and opportunities for capital (such as acquisitions), regulation, demand for cable services, competition, alternate technology and real or perceived trends or uncertainties in these factors. Maintenance and improvement of these systems is undertaken on a seasonal basis with the result that the majority of Cabletel's sales occur during the period from April to November of each year however, the advent of the internet has created strong demand at times of the year where traditionally demand had been low.


SEASONALITY

         Generally, the Company's business exhibits a moderate level of seasonality as sales of its products typically increase during the second and third quarters, due primarily to weather conditions in Canada. This, however, has been offset in the past year due to increased demands from our customers. There can be no assurances that this trend will continue.


COMPETITION

         All aspects of Cabletel's business are highly competitive. Cabletel competes for sales with national, regional and local distributors, wholesalers and manufacturers of products for the cable television industry. Various manufacturers that supply Cabletel also sell their products to Canadian cable television operators directly or through commissioned agents. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the Canadian cable television distribution market. Many of Cabletel's competitors or potential competitors are substantially larger and have greater resources than the Company.

         Cabletel's commodity products compete on the basis of price and delivery time. Cabletel's higher technology products, such as transmitters and receivers, compete on the basis of product specifications and functionality, as well as price.

         Stirling manufactures brass and aluminum coaxial connectors for use in cable distribution systems and its sales represented approximately 13.5% of the Company's sales during 2001.

         The manufacture of coaxial connectors consists of the production and assembly of individual components to make connectors. The company has entered into subcontract arrangements with suppliers in the Far East. Approximately 75% of its production was supplied from these subcontractors in 2001. Stirling sales could be impacted by the following: slowdowns in spending by its customers, inability of the Company to supply products on time or quality issues relating to its products. While Stirling has made every effort to assess the credit worthiness of its international customers, it faces a higher risk of collections on its receivables from foreign customers.

         Cabletel's Distribution segment purchased approximately 11% of the products manufactured by Stirling during 2001. Stirling markets the remainder of its products through direct sales to customers and through three distributors. Approximately 89% of Stirling's sales are made to the United States market, Israel, and South America.


EMPLOYEES

         At December 31, 2001, the Company had 62 employees, of which 55 were employed in connection with Cabletel's Distribution and Technology segment and 7 were employed in connection with Stirling's manufacturing segment. The Company's employees are not unionized, and the Company believes that its relationship with its employees is excellent.

ITEM 2.  DESCRIPTION OF PROPERTY


         The Company operates out of the following warehouse and office facilities in four cities across Canada:


Location                          Size             Use                    Owned/Leased
----------------                --------       -------------          ------------------------------
                                (sq. ft.)
Markham, Ontario                61,585         Warehouse and          Leased at $705,988 per annum
                                               Manufacturing          Lease expires January 31, 2010
                                15,659         Office
St. Hubert, Quebec               8,250         Warehouse              Leased at $94,814 per annum
                                 3,000         Office                 Lease expires January 31, 2003
Dartmouth, Nova Scotia           9,499         Warehouse              Leased at $99,266 per annum
                                 1,857         Office                 Lease expires May 31, 2005
Valparaiso, Indiana              2,800         Warehouse              Leased at U.S. $31,200 per annum
                                   800         Office                 Lease expires September 30, 2003
Delta, British Columbia         10,000         Warehouse              Leased at $102,451 per annum
                                 1,040         Office                 Lease expires March 31, 2002

         The Company believes its properties are adequate for its current needs.


           ITEM 3.LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or which any of its property is the subject.


           ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Shares currently trade on the TSE and on the AMEX under the symbol TTV. The Company's Common Shares are the only class of shares issued and outstanding. The Common Shares were listed and posted for trading on the TSE on May 19, 1994, and on the AMEX on September 13, 1994.

         The high and low sales prices for the Common Shares on the TSE and on the AMEX during the portion of 2000 and 2001 that the Common Shares were traded thereon were as follows:

                                                               FISCAL YEAR ENDED DECEMBER 31
                                      -----------------------------------------------------------------------------
                                      THE TORONTO STOCK EXCHANGE                         AMERICAN STOCK EXCHANGE
                                      --------------------------                      -----------------------------
                                                     ($ CANADIAN)                                 ($ U.S.)
                                            HIGH             LOW                             HIGH               LOW
                                            ----             ---                             ----               ---
                                                                       2000
                                                                       ----
FIRST QUARTER                              13.79            5.91                             9.38              4.06
SECOND QUARTER                              9.98            5.45                             6.88              3.63
THIRD QUARTER                               6.33            3.51                             4.25              2.38
FOURTH QUARTER                              8.04            2.55                             5.38              1.69
                                                                       2001
                                                                       ----
FIRST QUARTER                               3.97            2.61                             2.63              1.75
SECOND QUARTER                              3.17            2.19                             2.05              1.40
THIRD QUARTER                               2.61            0.87                             1.71              0.55
FOURTH QUARTER                              2.35            0.91                             1.49              0.58


         On March 18, 2002 the last reported per Common Share sale price was $2.12. There were approximately 42 holders of record of the Common Shares as of March 18, 2002.

         The Company has never declared or paid cash dividends on its capital stock, and the Company's Board of Directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. Earnings of the Company, if any, are expected to be retained for use in expanding the Company's business. The declaration and payment in the future of any cash or stock dividends on the Common Shares will be at the discretion of the Board of Directors of the Company and will depend upon a variety of factors, including the ability of the Company to service its outstanding indebtedness and to pay its dividend obligations on securities ranking senior to the Common Shares, if any, the Company's future earnings, if any, capital requirements, financial condition and such other factors as the Company's Board of Directors may consider to be relevant from time to time. In addition, the Company is currently restricted from paying dividends under the terms of its credit facilities.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data (in 000's) is extracted from the Consolidated Financial Statements of the Company and should be read in conjunction therewith and the notes related thereto included elsewhere in this Annual Report. The Consolidated Financial Statements of the Company have been prepared on a continuity of interest basis.

STATEMENT OF OPERATIONS

                                                YEARS ENDED DECEMBER 31, (IN THOUSANDS)
                                --------------------------------------------------------------------------------
                                  2001              2000               1999              1998              1997
                                -------            -------           -------           -------           -------
Sales                           $58,121            $74,493           $54,445           $42,630           $53,706
Expenses                         12,144             12,710             8,305           *15,148           *10,076
Net earnings
(loss)**                         (2,906)               933               567            (7,785)             (589)
NET EARNINGS (LOSS)
PER COMMON SHARE
Basic                            ($0.41)             $0.13             $0.09            ($0.19)           ($0.09)
Diluted                          ($0.41)             $0.12             $0.08            ($0.19)           ($0.09)


* Included in expenses are restructuring charges of $7,098 in 1998 and $1,045 in 1997.

** Net earnings in 2001 include charges of $1,792 relating to an increase in inventory obsolescence amounting to $500, increased provisions for bad debts of $454, a write off of $480 of legal, consulting, and financing costs relating to acquisitions and financings that did not materialize, and $358 relating to charges comprised of employee termination costs.

         Net earnings in 1999 include a gain of $122 on sale of land and building and gain of $73 on surrender of life insurance.

BALANCE SHEET

                                                AS AT DECEMBER 31, (IN THOUSANDS)
                                  ------------------------------------------------------------------
                                    2001          2000          1999           1998           1997
                                  -------       -------       -------         -------        -------
Total assets                      $28,870       $38,138       $25,368         $18,116        $28,756
Current portion of                    171           169             -               -              -
long-term debt
Current portion due to                  -             -             -               -            687
related parties
Long-term debt                        714           850             -               -              -
Shareholders' equity                6,070         8,826         6,946           6,233         13,801
Retained earnings (deficit)      (10,066)       (7,160)       (8,093)         (8,660)          (876)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 AND YEAR ENDED DECEMBER 31, 2000

Consolidated net sales for the year ended December 31, 2001 decreased by $16,371,660 or 22% to $58,120,899 as compared to consolidated net sales of $74,492,559 for the year ended December 31, 2000. Reduced volumes in all product categories are reflective of the financial and market conditions that impacted growth in the cable industry resulting in reduced capital spending by the Canadian cable operators.

The following table shows comparative sales by segment:

                                                                    Net Sales
                                                              Year Ended December 31,
                                                        ----------------------------------
                                                            2001                  2000
                                                        -----------            -----------
Distribution                                            $46,715,597            $59,059,214
Manufacturing                                             7,859,032             12,938,721
Technology                                                4,430,460              3,473,364
Less: Inter-company sales                                 (884,190)              (978,740)
                                                        -----------            -----------
Net Sales                                               $58,120,899            $74,492,559
                                                        ===========            ===========

         Net sales of $46,715,597 in the Distribution segment for the year ended December 31, 2001 reflects a decrease of $12,343,617 or 20.9% when compared to $59,059,214 for the year ended December 31, 2000. The decrease is primarily the result of reduced capital spending by Canadian cable operators.

         Net sales in the Manufacturing segment of $7,859,032 for the year ended December 31, 2001, reflects a decrease of $5,079,689 or 39.3% when compared to $12,938,721 for the year ended December 31, 2000. The decrease is primarily due to a slow down in the growth in the cable industry. Also sales to foreign countries for the year ended December 31, 2001 were $6,974,839 compared to $11,929,981 for the year ended December 31, 2000. The decrease is due to a major contract with an Israeli company terminating in 2001. Sales to Israel for the year ended December 31, 2001 were $855,266 compared to $7,953,483 for the year ended December 31, 2000. The Company has taken aggressive action in an attempt to increase sales to the U.S., by establishing offices and warehousing facilities in Indiana to facilitate distribution of products.

In addition, the Company established sales forces throughout the U.S. to better service customers. As a result sales to the U.S. for the year ended December 31, 2001 were $5,370,113 compared to sales of $3,489,598 for the year ended December 31, 2000.

         Net sales of $4,430,460 in the Technology segment for the year ended December 31, 2001 reflects an increase of $957,096 or $27.6% when compared to $3,473,364 for the year ended December 31, 2000. The increase is primarily due to an aggressive focus on sales to the networking industry as well as to a maturing of the Technology segment, which was commenced in January 1999.

         Gross profit for the year ended December 31, 2001 of $9,658,357 decreased $4,437,318 or 31.5% compared to gross profit of $14,095,675 for the year ended December 31, 2000. Gross margin for the year ended December 31, 2001 was 16.6% as compared to 18.9% for the year ended December 31, 2000. The primary reason for the decrease in gross margin for the year ended December 31, 2001 results from an inventory obsolescence charge taken during the year totaling $500,000. The reduction is also reflective of a change in product mix as well as the effects of a more competitive environment. In addition, higher manufacturing costs were incurred during the first half of the year, which due to the competitive environment, could not be passed on to customers.

         Gross profit of $7,792,578 in the Cabletel Distribution segment for the year ended December 31, 2001 reflects a decrease of $1,133,165 or 12.7% when compared to $8,925,743 for the year ended December 31, 2000. Cabletel Distribution segment gross margin for the year ended December 31, 2001 was 16.7% an increase compared to a gross margin of 15.1% for the year ended December 31, 2000. The increase is primarily due to a change in product mix.

         Gross profit of $1,171,526 in the Manufacturing segment for the year ended December 31, 2001 reflects a decrease of $3,458,967 or 74.7% when compared to gross profit of $4,630,493 for the year ended December 31, 2000. The decrease is primarily due to the charging of manufacturing expenses through cost of sales of fixed overhead costs. As production levels declined, the Company experienced unfavorable manufacturing cost variances since fixed manufacturing costs were spread over a lower volume of units. Consequently, in July 2001, Management decided to lay-off all hourly production workers at Stirling Canada. The Company is currently purchasing Stirling connector products from its supplier in the far east and manufacturing selective products locally.

         Gross profit of $694,253 in the Technology segment for the year ended December 31, 2001 reflects an increase of $154,814 or 28.7% when compared to $539,439 for the year ended December 31, 2000. Technology segment gross margin for the year ended December 31, 2001 was 15.7%, which is comparable to the prior year gross margin of 15.5%. The Technology segment benefited from a more favorable product mix during the first part of the year but the effects of a more competitive environment were evident during the second half of the year.

         Selling, general and administrative expenses for the year ended December 31, 2001 decreased $1,041,157 or 8.9% to $10,648,693 when compared to $11,689,850 for the year ended December 31, 2000. Included in selling, general and administrative are charges of $934,000 relating to an increase in allowance for doubtful accounts amounting to $454,000, a write off of $480,000 of legal, consulting, and financing costs relating to acquisitions and financings that did not materialize. The decrease is primarily due to a reduction in international marketing costs as a result of decreased foreign sales and the result of a reduction in moving and relocating costs, which were recorded in the prior period. As a percentage of sales, selling, general and administrative expenses for the year ended December 31, 2001 were 18.2% compared to 15.6% year ended December 31, 2000.

         Special charges for the year ended December 31, 2001 were $357,836, which related to termination expenses of 42 employees, of which 32 were engaged in manufacturing activities of Stirling Connectors and 10 were related to inside sales and warehouse functions of Cabletel. No similar charge was taken for the comparable period ending December 31, 2000. In light of the industry and economic environment, and capital market trends impacting both Cabletel current operations and expected future growth rates, the Company has implemented steps to optimize results and drive efficiencies in its business by streamlining operations and activities in order to return the Company to profitability.

         Interest expense increased $104,054 to $887,107 for the year ended December 31, 2001 compared to $783,053 for the year ended December 31, 2000. The increase in interest expense reflects higher borrowings on the Company's line of credit with HSBC Bank Canada during the year as well as interest expense on long-term debt acquired to purchase equipment and perform leasehold improvements.

         Earnings from operations before taxes for the year ended December 31, 2001 was a loss of $2,485,271 as compared to earnings from operations before taxes of $1,385,599 for the year ended December 31, 2000. This is reflective of the decrease in gross profit. Total operating expenses of $12,143,628 for the year ended December 31, 2001 were $566,448 lower than $12,710,076 reported for the year ended December 31, 2000. The 2001 results are impacted by lower international marketing costs as a result of a reduction in foreign sales.

         Income taxes for the year ended December 31, 2001 were $420,847 compared to $452,814 for the year ended December 31, 2000. In assessing its tax future assets, management considers whether it is more likely than not that some portion or all of the future tax assets will be recognized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income projections for future taxable income over the periods, which the future tax assets are deductible. During the year management re-evaluated the likelihood of realization of the benefits of the future tax assets and decided to revise the valuation allowance, as a result the balance of future income taxes as of December 31, 2001 has been reduced to nil.

         Net income for the year ended December 31, 2001 was a loss of $2,906,118 compared to net income of $932,785 for the year ended December 31, 2000. Basic loss per share was $0.41 for the year ended December 31, 2001 compared to basic earnings per share of $0.13 for the year ended December 31, 2000. Fully diluted loss per share was $0.41 for the year ended December 31, 2001 compared to fully diluted earnings per share of $0.12 for the year ended December 31, 2000.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 AND YEAR ENDED DECEMBER 31, 1999

         Consolidated net sales for the year ended December 31, 2000 increased by $20,047,272 or 36.8% to $74,492,559 as compared to consolidated net sales of $54,445,287 for the year ended December 31, 1999. The increase is reflective of a continuing aggressive focus on sales in the Distribution and Technologies segments as well as increased foreign sales in the Stirling Manufacturing segment.

         The following table shows comparative net sales by segment:

                                                                    Net Sales
                                                              Year Ended December 31,
                                                        ----------------------------------
                                                            2000                   1999
                                                        -----------            -----------
Distribution                                            $59,059,214            $49,057,530
Manufacturing                                            12,938,721              4,307,129
Technology                                                3,473,364              1,968,336
Less: Inter-company sales                                  (978,740)              (887,708)
                                                        -----------            -----------
Net Sales                                               $74,492,559            $54,445,287
                                                        ===========            ===========


         Net sales of $59,059,214 in the Distribution segment for the year ended December 31, 2000 reflects an increase of $10,001,684 or 20.4% when compared to $49,057,530 for the year ended December 31, 1999. The increase primarily is reflective of an aggressive focus on sales and stronger capital spending by Canadian cable operators.

         Net sales in the Manufacturing segment of $12,938,721 for the year ended December 31, 2000 reflects an increase of 200% compared to $4,307,129 for the year ended December 31, 1999. The increase is primarily due to increased sales to Israel, which represent approximately 61% of the Manufacturing division total net sales.

         Net sales of $3,473,363 in the Technologies segment for the year ended December 31, 2000 reflects and increase of $1,505,028 or 76.5% when compared to $1,968,336 for the year ended December 31, 1999. The increase is primarily due to an aggressive focus on sales as well as to a maturing of the Technology segment which was commenced in January of 1999.

         Gross profit for the year ended December 31, 2000 increased $5,267,564 or 59.7% compared to $8,828,111 for the year ended December 31, 1999. Gross margin for the year ended December 31, 2000 was 18.9% as compared to 16.2% for the year ended December 31, 1999. The primary reason for the increase in gross margin for the year ended December 31, 2000 is the contribution from the increase of international sales of Stirling manufacturing division, which historically generates a higher gross margin than the distribution division.

         Gross profit of $8,925,743 in the Cabletel Distribution segment for the year ended December 31, 2000 reflects an increase of $1,535,629 or 20.8% when compared to $7,390,114 for the year ended December 31, 1999. Cabletel Distribution segment gross margin for the year ended December 31, 2000 was 15.1%, which is the same when compared to 15.1% for the year ended December 31, 1999.

         Gross profit of $4,630,493 in the Stirling Manufacturing segment for the year ended December 31, 2000 reflects an increase of $3,430,317 or 286% when compared to $1,200,176 for the year ended December 31, 1999. Stirling Manufacturing segment gross margin for the year ended December 31, 2000 was 35.8% as compared to 27.9% for the year ended December 31, 1999. The increase is due to a product mix which yielded higher profits.

         Gross profit of $539,439 in the Technologies segment for the year ended December 31, 2000 reflects an increase of $301,618 or 127% when compared to $237,821 for the year ended December 31, 1999. Technologies segment gross margin for the year ended December 31, 2000 was 15.5% when compared to 12.1% for the year ended December 31, 1999. The segment matured in its second year of operation which accounted for better efficiency.

         Selling, general and administrative expenses for the year ended December 31, 2000 increased $4,008,502 to $11,689,850 or 52.2% compared to
$7,681,348 for the year ended December 31, 1999. The increase for the year ended December 31, 2000 is due primarily to international marketing costs that have been recovered in international billings of $2,163,869 as well as an increase in new personnel to serve the increased level of sales. As a percentage of sales, selling, general and administrative expenses increased from 14.1% for the year ended December 31, 1999 to 15.7% for the year ended December 31, 2000.

         Interest expense increased $484,184 or 162% to $783,053 for the year ended December 31, 2000 compared to $298,869 for the year ended December 31, 1999. The higher interest expense reflects higher borrowings on the Company's line of credit with HSBC Bank Canada amounting to $664,058 to meet higher levels of sales and purchases of merchandise for resale as well as interest expense amounting to $72,995 incurred on long-term debt acquired to purchase capital equipment and perform leasehold improvements. In addition, the Company recorded $46,000 of imputed interest in connection with the fair market value calculation of Other receivables.


         Operating income for the year ended December 31, 2000 was $1,385,599 as compared to operating income of $522,276 for the year ended December 31, 1999. This is reflective of the increases of gross profit that is greater than the increase in total operating expenses. For the year ended December 31, 2000, results are impacted by higher interest charges on the Company's borrowings.

         For the year ended December 31, 2000, there were no non-operating gains or expenses, as compared to a non-operating gain of $194,640 for the year ended December 31, 1999 relating to a gain on sale of land and building of $122,070 and a cash surrender value of life insurance amounting to $72,570.

         Income taxes for the year ended December 31, 2000 were $452,814 compared to $149,539 reported for the year ended December 31, 1999. The higher income taxes for the year ended December 31, 2000 are attributable to higher income generated. The rate of 32.7% is lower than the statutory rate of 43.95% primarily due to the realization of future benefits of eligible capital expenditures amounting to $279,820.

         Net income for the year ended December 31, 2000 was $932,785 compared to $567,377 for the year ended December 31, 1999. Basic earnings per share were $0.13 for the year ended December 31, 2000 and $0.09 for the year ended December 31, 1999. Diluted earnings per share were $0.12 for the year ended December 31, 2000 and $0.08 for the year ended December 31, 1999.


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its working capital requirements through cash flow generated by its operations and bank indebtedness. Net cash of $1,523,080 was used during the year ended December 31, 2001 for financing activities. Of such amount $1,540,487 was used to repay bank indebtedness and $133,216 was used to repay long-term debt on a term loan from the landlord of the Company's head office building. Offsetting the above was funds generated by the issuance of common shares upon the exercise of employee stock options for $150,623.

         Net cash provided by operating activities for the year ended December 31, 2001 was $1,776,934. Cash flow from reductions in inventory was $1,773,184. Also, the increase in operating cash flow was due to reductions in accounts receivable amounting to $5,891,739 and reductions in prepaid expenses, deposits and other in the amount of $552,817. Offsetting the inflows were outflows of cash used to reduce accounts payable and accrued liabilities in the amount of $4,838,519.

         Net cash used in investing activities for the year ended December 31, 2001 was $276,607. Investing activities reflect capital expenditures in replacing factory equipment and leasehold improvements.

         As a result of, among other things, a slowdown in the Company's liquidation of inventory and collection of accounts receivables during 2001, in October 2001 the Company became overdrawn on its credit facility with its main bank lender, HSBC Bank Canada (the "Bank"), an event that would have permitted the Bank to terminate the facility. Accordingly, on October 30, 2001, the Company entered into an extension agreement with the Bank, that permitted the Company to actively pursue various options to provide the Company with improved liquidity, including, the sale of equity securities and arrangements with certain asset-based lenders. That extension was further extended on January 30, 2002. In February 2002, the Company entered into a new extension agreement with the Bank that provides the Company until April 30, 2002, to prepare new loan documents and satisfy other conditions required to close the proposed financing with the new lender. Although the company believes that an agreement will be reached with the new lender, there can be no assurance that the Company will be successful in finalizing the proposed transaction. In the event the Company is unable to complete the proposed financing transaction, the Bank may have the right to terminate the Company's current credit facility. Under such circumstances, the Company's liquidity could be adversely affected.

         At December 31, 2001, the Company's current assets exceeded its current liabilities by $3,593,394. However, during the quarter ended December 31, 2001, the payment of current liabilities was slower than past practice, since liquidation of inventory and collection of accounts receivable slowed from prior experience. The slowdown in liquidation of inventory and collection of accounts receivable is primarily a result of the slowdown in the industry. The Company does not believe that this fact presents a long-term liquidity concern for the Company, however no assurances can be given to that effect.

         The Company does not engage in any hedging activities, including, currency hedging activities, in connection with purchases of merchandise from the United States, sales to foreign countries, and distribution operation in Israel.

SUBSEQUENT EVENTS

       (A) On March 12, 2001, the Company announced that it had entered into an agreement with Allied Wire and Cable Ltd., ("Allied") a leading supplier of products to the cable and telecom sectors in Western Canada. The agreement granted the Company the right to acquire Allied for a combination of cash and stock. The Company subsequently determined not to consummate the acquisition of Allied on the terms set forth in the agreement. The Company is presently in the process of seeking to renegotiate the terms of its proposed transaction with Allied. As a result of the proposed transaction with Allied, included on the Company's consolidated balance under "other assets" is an amount of $606,720 due from Allied to the Company, which had previously been classified as accounts receivable, relating to the sale of products in the ordinary course of business.

       (B) As of February 28, 2002 the Company entered into an extension agreement until April 30, 2002 with its main bank lender, HSBC Canada that will permit the Company to prepare new loan documentation and satisfy other conditions required to close refinancing based on credit approval the Company received with a major asset-based lender for a new credit facility to replace its existing operating bank to provide the Company with improved liquidity.

       (C) On July 11, 2001, the Company entered into an agreement with the U.S. distributor of the Stirling Connector business to acquire that company's related business and inventory. The Company subsequently determined not to consummate that acquisition on its original terms and is seeking to renegotiate the transaction. Included in the Company's accounts receivable is a net amount of $801,600 relating to the sale of products to that distributor in the ordinary course of business. It is anticipated that the renegotiated terms will provide, in part, for a credit of approximately $170,000 against products sold by the Company to the distributor. As a result, the Company has set up allowance for bad debt in the amount of $54,500 as a reserve for the gross margin impact of the anticipated return of product in addition to an allowance of $150,000.


OTHER

         The Company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada. Any material impact of the recently issued Statements of the United States Financial Accounting Standards Board ("FASB") which have not been adopted and, for which a Canadian counterpart has not been issued, are described in a footnote to the Company's Consolidated Financial Statements at the required time of adoption of the Statement in the United States.

INFLATION

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. Historically, the Company has been able to offset any inflationary effects by either increasing or improving cost efficiencies.


RECENT UNITED STATES ACCOUNTING PRONOUNCEMENTS

(i) On June 29, 2001, the FASB approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 141 and SFAS 142 are effective for fiscal years beginning on or after January 1, 2002 with early adoption permitted under certain circumstances. In all cases, the standard must be adopted at the beginning of a fiscal year. Retroactive adoption is not permitted.

         SFAS 141 requires all business combinations to be accounted for under the purchase method and requires the separate recognition of intangible assets apart from goodwill if criteria are met. SFAS 142 prohibits the amortization of goodwill and indefinite life intangible assets. Instead, goodwill and intangible assets are to be written down whenever carrying value exceeds fair value. Intangible assets that do not have an indefinite life must continue to be amortized. The Company has assessed the standard and does not believe that adoption SFAS 141 and SFAS 142 will have a material impact on the Company's financial statements.

(ii) In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which is effective for fiscal years beginning on or after June 15, 2002. The standard establishes accounting standards for recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. The Company has assessed the impact of the adoption of this new standard and does not believe it will have a material impact on its financial statements.

(iii) In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment of Disposal of Long-lived assets: (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has assessed the impact of the adoption of this new standard and it does not have a material impact on its financial statements.

FORWARD LOOKING STATEMENTS

         Certain information and statements contained in this Management Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "plan," "continue," "could be," or similar variations or the negative thereof, constitute forward looking statements with respect to the financial condition, results of operations, and business of Cabletel, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which the Company operates, the margins it expects from its products and its expectations regarding selling, general and administrative expenses, as well as management's beliefs and assumptions regarding these markets. Any statements that are not statements about historical facts also are forward looking statements. The Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act") provides a "safe harbor" for forward looking statements. These Cautionary Statements are being made pursuant to the provisions of the Litigation Reform Act and with the intention of obtaining the benefits of the terms of the "safe harbor" provisions of the Act. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Several factors that could cause results or events to differ from current expectations are discussed below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business. In providing forward looking statements, the Company is not undertaking any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise.


RISK FACTORS

Liquidity Risk Factor

         As a result of, among other things, a slowdown in the Company's liquidation of inventory and collection of accounts receivables during 2001, in October 2001 the Company became overdrawn on its credit facility with its main bank lender, HSBC Bank Canada (the "Bank"), an event that would have permitted the Bank to terminate the facility. Accordingly, on October 30, 2001, the Company entered into an extension agreement with the Bank, that permitted the Company to actively pursue various options to provide the Company with improved liquidity, including, the sale of equity securities and arrangements with certain asset-based lenders. That extension was further extended on January 30, 2002. In February 2002, the Company entered into a new extension agreement with the Bank that provides the Company until April 30, 2002, to prepare new loan documents and satisfy other conditions required to close the proposed financing with the new lender. Although the company believes that an agreement will be reached with the new lender, there can be no assurance that the Company will be successful in finalizing the proposed transaction. In the event the Company is unable to complete the proposed financing transaction, the Bank may have the right to terminate the Company's current credit facility. Under such circumstances, the Company's liquidity could be adversely affected


Gross Profit for the Manufacturing Segment Disclosures

         Gross profit for the product category disclosures within Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report was derived from estimates using standard product margins and an allocation of manufacturing variances.


Rapid Technological change and voice data convergence

         Cabletel expects that data communications traffic will grow substantially in the future compared to the modest growth expected for voice traffic. The growth of data traffic is expected to have a significant impact on traditional voice networks and create market discontinuities that should drive the convergence of data and telephony. Many of the Company's traditional customers have already been investing in data networking and that trend is expected to continue. Due to the evolving nature of the communications industry and the technologies involved, there can be no assurance as to the rate of such convergence.

         Rapidly changing technologies, evolving industry standards, frequent new product introductions, and relatively short product life cycles characterize the markets for Cabletel's products. The Company's success is expected to depend, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments achieved by its competitors. The success of new or enhanced products is dependent on a number of factors including the timely introduction of such products, market acceptance of new technologies and industry standards, and the pricing and marketing of such products. An unanticipated change in one or more of the technologies affecting telecommunications and data networking, or in market demand for products based on specific technology could have a material adverse effect on the business, results of operations, and financial condition of the Company if it fails to respond in a timely and effective manner to such changes.

Competition

         All aspects of Cabletel's business are highly competitive. Cabletel competes for sales with national, regional and local distributors, wholesalers and manufacturers of products for the cable television industry. Various manufacturers that supply Cabletel also sell their products to Canadian cable television operators directly or through commissioned agents. In addition, because of the convergence of the cable telecommunications and computer industries and rapid technological development, new competitors may seek to enter the Canadian cable television distribution market. Many of Cabletel's competitors or potential competitors are substantially larger and have greater resources than the Company. Increased competition could result in price reductions, reduced profit margins, and loss of market share, each of which could have a material adverse effect on the business, results of operations, and financial condition of the Company.

         Cabletel's commodity products compete on the basis of price and delivery time. Cabletel's higher technology products, such as transmitters and receivers, compete on the basis of product and specifications and functionality, as well as price.


International Growth, Foreign Exchange, and Interest Rates

         Cabletel intends to continue to pursue growth opportunities in international markets. In many international markets, long-standing relationships, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such international growth opportunities may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, naturalization, social and political risks, taxation and other factors, depending on the country in which such opportunities arise. Difficulties in foreign financial markets and economies, and of foreign financial institutions, could adversely affect demand from customers in the affected countries.

         In order to grow internationally, it is expected that the Company will be required to provide significant amounts of customer financing in connection with the sale of products and services.

Capital Spending of Key Customers

         Changes in spending patterns of Cabletel's key customers will have a direct effect on the results of the Company's operations and financial condition. In particular, sales to Rogers Cable Systems Limited, East Link Cablesystems, COGECO Cable Inc., Shaw Communications Inc., and Regional Cablesystems Cabletel's largest customers which have accounted for approximately 21%, 9%, 6%, 5% and 5% respectively for the 12 month period ending December 31, 2001, of the Company's total sales. Any future decision by Rogers Cablesystems Limited or East Link Cablesystems, to reduce purchases could have a material adverse effect on the Company's business, results of operations, and financial condition.


General Industry and Market Conditions and Growth Rates

         Cabletel's future operating results may be affected by various trends and factors that must be managed in order to achieve desired operating results. In addition, there are trends and factors beyond the Company's control, which affect its operations. Such trends and factors include general domestic or global economic conditions as well as competitive, technological, and regulatory developments and trends specific to the Company's industry, customers and markets. These conditions and events could be substantially different than believed or expected and these differences may cause actual results to vary materially from the forward looking statements made or the results which could be expected to accompany such statements.

         Cabletel competes in a highly volatile and rapidly growing industry that is characterized by vigorous competition for market share and rapid technological development carried out amidst uncertainty over adoption of industry standards and protection of intellectual property rights. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized communication companies.


Consolidations in the Telecommunications Industry

         The telecommunications industry has experienced the consolidation of many industry participants and this trend is expected to continue. Cabletel and one or more of its competitors may each supply products to the corporations that have merged or will merge. This consolidation could result in delays in purchasing decisions by the merged corporations with the Company playing a greater or lesser role in supplying the communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on the Company's business, results of operations, and financial condition.

         Mergers among the supplier base have recently increased and this trend is also expected to continue. The larger combined companies with pooled capital resources may be able to provide solution alternatives with which the Company would be put at a disadvantage to compete. The larger breadth of product offerings these consolidated suppliers could provide could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all their product needs. These consolidated supplier companies could have a material adverse effect on the Company's business, results of operations, and financial conditions. Current and future strategic alliances and acquisitions will play a strong role in the Company's ability to compete within this changing landscape.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         The following discussion of the Company's risk-management activities includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

         Cabletel is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, Cabletel may enter into various derivative transactions, when appropriate. Cabletel does not hold or issue derivative instruments for trading or other speculative purposes. As of December 31, 2001, the Company had no material contracts denominated in foreign currencies.

         The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Israel. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in either Canadian or U.S. dollars. The Company constantly monitors the exchange rate between the U.S. dollar, the Canadian dollar and the New Israel shekel to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain New Israel shekel denominated currency. Instead, U.S. dollars are exchanged for shekels at the time of payments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Financial Statements of the Company for the three year period ended December 31, 2001 are hereby incorporated by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The following table sets forth the name and municipality of residence, the age, the position held with Cabletel and the principal occupation of each of the directors and executive officers of Cabletel:


Name & Municipality of Residence              Age    Position with Cabletel        Principal Occupation
--------------------------------              ---    ----------------------        --------------------
DAVID R. PETERSON (1) ( 2)                    58     Chairman of the Board and     Chairman of Cassels, Brock and
Toronto, Ontario                                     Director                      Blackwell LLP (a legal firm)

GREGORY WALLING                               40     Chief Executive Officer,      Executive Officer of Cabletel
Lindsay, Ontario                                     President and Director

RON EILATH                                    46     Chief Financial Officer and   Executive Officer of Cabletel
Thornhill, Ontario                                   Secretary Treasurer

WILLIAM J. BIGGAR (1)                         49     Director and Audit            Executive Vice-President,
Aurora, Ontario                                      Committee Chairman            Magna International Inc.

JAMES L. FAUST                                60     Director                      Chief Executive Officer of
Rolling Meadows, Illinois                                                          Clearband LLC, and Director of
                                                                                   ARRIS Corp. (formerly ANTEC
                                                                                   Corporation)

LAWRENCE A. MARGOLIS (1)                      54     Director                      Executive Vice President,
Golf, Illinois                                                                     Chief Financial Officer of
                                                                                   ARRIS Corp. (formerly ANTEC
                                                                                   Corporation)
LEN COCHRANE (2)                              55     Director and Compensation     President of Teletoon Canada
Mississauga, Ontario                                 Committee Chairman            Inc.

DAVE NOLAN                                    41     Vice President, Sales and     Executive Officer of Cabletel
Markham, Ontario                                     Marketing

BRUCE DOWNIE                                  46     Vice President, Operations    Executive Officer of Cabletel
Markham, Ontario


(1)  Member of the audit committee.
(2)  Member of the compensation committee.

Each of the foregoing directors and executive officers of Cabletel has been engaged in the current occupations shown opposite their respective names for the last five years or as stated below.

Mr. Peterson was elected as a director of Cabletel on August 11, 2000 and subsequently appointed Chairman of the Board on December 12, 2000. Mr. Peterson was formerly Premier of Ontario, and is presently Chairman of Cassels Brock & Blackwell LLP, one of Canada's leading legal firms, as well as Chairman of Cassels Pouliot Noriega, an international affiliate of Toronto, Montreal and Mexico City law firms. Mr. Peterson is also a member of the boards of Rogers Communications Inc., Rogers AT&T Wireless, National Life Assurance Co., Industrial-Alliance Life Assurance Company, BNP Paribas (Canada), Speedy Muffler King Inc., Inscape, Vector Aerospace Corporation, Ivanhoe Cambridge, Tesma International Inc., and Energy Visions Inc. Prior to serving in the legislature, Mr. Peterson was President and Chief Executive Officer of C.M Peterson, a national distributor of electronic products.

Mr. Biggar became a director of Cabletel on June 27, 2001 and is currently Executive Vice-President with Magna International Inc. From August 1999 to March 2001 Mr. Biggar was Executive Vice-President and Chief Financial Officer for Cambridge Shopping Centres Ltd., and from April 1996 to January 1999 was Senior Vice-President, Investments of Barrick Gold Corporation. Mr. Biggar is also a member of the boards of Mosaic Group Inc., and Manitou Capital Corporation.

Mr. Margolis and Mr. Faust became directors in August of 1996 in connection with the ANTEC Canadian Business Acquisition. From 1986-1992, Mr. Margolis was Vice President, General Counsel and Secretary of Anixter. From 1989-1994, Mr. Faust, held various executive positions with General Instrument Corporation.

Mr. Cochrane became a director in August of 1999 and is currently the President of Teletoon Inc. He has held this position since October 2001. From November 1990 to September 2001 he was the President and Chief Operating Officer of Family Channel Inc.

Mr. Walling was appointed Chief Executive Officer and President of Cabletel in October 1998. Prior to 1998, Mr. Walling served as President of Star Choice Television Network Inc. (1995-1998). From 1992 to 1998, he was President of Walling Corporation. See "Item 11. Executive Compensation - Compensation of Executives - Employment Contract".

Mr. Eilath who serves as an executive officer of Cabletel has been employed by the Company as Vice President, Finance from July 1997 to June 2000 and subsequent to June 2000 as Chief Financial Officer and Secretary Treasurer. From 1995 to 1997, Mr. Eilath served as Vice President, Finance of the Mariposa Group. Prior to 1995, he was Executive Vice President, Finance with the Greenwin Group of Companies. See "Item 11. Executive Compensation - Compensation of Executives - Employment Contract."

Mr. Nolan was appointed an executive officer of Cabletel on March 7, 2000 and is employed by Cabletel as Vice President, Sales and Marketing. Prior to joining the Company, Mr. Nolan served as Vice President with ANTEC Corporation, a developer, manufacturer and supplier of optical and radio frequency transmission equipment for the construction, rebuilding and maintenance of broadband communications systems. See "Item 11. Executive Compensation - Compensation of Executives - Employment Contract."

Mr. Downie was appointed as an executive officer of Cabletel in February 2001 and is employed by Cabletel as Vice President, Operations. Prior to February 2001, Mr. Downie served as Director of Operations for Cabletel.

Each member of the board of directors of Cabletel will serve until the next annual meeting of shareholders or until his successor is duly elected. Officers are appointed to serve, at the discretion of the board of directors of Cabletel, until their successors are appointed. See "Item 11. Executive Compensation. - Compensation of Executives - Employment Contract".


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVES

The following table sets forth compensation to be paid or awarded to Mr. Walling, who was appointed Chief Executive Officer in 1998, and Messrs. Eilath, and Nolan the only executive officers of Cabletel whose total salary and bonus for the fiscal year ended December 31, 2001 exceeded U.S. $100,000. The following table is stated in Canadian dollars.

                           SUMMARY COMPENSATION TABLE
                        FOR YEAR ENDED DECEMBER 31, 2001

                                              Annual Compensation                           Long-Term Compensation
                                  ----------------------------------------------------      ------------------------------
                                                                        Other               Securities      All
                                                                        Annual              Underlying      Other
                                  Year         Salary         Bonus     Compensation(1)     Options         Compensation
                                  ----       ----------     --------   ---------------      ----------      -------------
GREGORY WALLING(5)                2001       $167,000(4)    $45,000     $15,827(2)                -          $460,000
President and Chief Executive     2000        222,800             -      55,354(6)          150,000
Officer                           1999        215,000             -       4,157              30,000
RON EILATH(5)                     2001       $140,000       $20,000     $25,567(2)                -          $360,000
Chief Financial Officer,          2000        140,000        50,000     114,622(6)           75,000
Secretary, and Treasurer          1999        140,000        45,000      14,067              30,000
DAVE NOLAN(3)                     2001       $125,000       $45,000     $17,466(2)                -                 -
Vice-President, Sales and         2000        117,308        45,000      15,796                   -
Marketing                         1999              -             -           -              28,000



(1) Except as set out in the Summary Compensation Table, the aggregate value of all other compensation paid to each named executive did not exceed $50,000 or 10% of the total of the annual salary and bonus of the named executive for the financial year.

(2)    Represents car allowance and other taxable benefits.

(3)    Includes commissions.

(4) Mr. Walling's compensation included $55,800 in 2001, ($55,800 in 2000; $48,000 in 1999) paid to the Sullivan Group, an entity controlled by Mr. Walling.

(5) Other compensation is the amount that would be due pursuant to a change in control in the company. See "Item II - Executive Compensation - Employee Contracts"

(6) On December 12, 2000, the Company's Board of Directors approved two executive loan agreements providing for loans to (i) Gregory Walling, President and Chief Executive Officer of the Company, in the amount of $150,000 and (ii) Ron Eilath, Chief Financial Officer and Secretary Treasurer of the Company, in the amount of $100,000. The loans mature on December 31, 2003 and are unsecured and interest-free. The loans were used for personal matters.


                  OPTIONS GRANTED IN 2001 TO EXECUTIVE OFFICERS


                                       % of Total
                                       Options
                                       Granted to           Cdn.$
                           Options     Employees in         Exercise or
Name                       Granted     Fiscal Year          Base Price      Expiration Date          5%($)         10%($)(1)
-----------------------    -------     ------------         -----------     ---------------         -------        ---------
 -                              -               -                    -                    -                               -
 -                              -               -                    -                    -                               -


       There were no option grants in 2001.

(1) Amounts shown represent hypothetical future values which may be realized at the end of the respective option term based upon hypothetical price appreciation of the Common Shares. Actual values which may be realized, if any, upon any exercise of such options, will be based on the market price of the Common Shares at the time of any such exercise and are thus dependent upon the future performance of the Common Shares of the Company or its majority owned subsidiary.

                     AGGREGATED OPTION EXERCISES DURING THE
        YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2001 OPTION VALUES

CABLETEL


                                     Shares                       Number of Unexercised    Value of Unexercised
                                     Acquired on    Value(2)      Options as at            In-the-Money Options as at
Name and Principal Position          Exercise       Realized      December 31, 2001        December 31, 2001(1)
---------------------------          -------        ----------    ---------------------    --------------------------
 -                                         -                -                         -                             -
 -                                         -                -                         -                             -


        There were no option exercises in 2001.


(1) Represents the difference between the exercise price of the option and the market price of the Common Shares of Cabletel as of December 31, 2001. Such amounts may not be realized. Actual values which may be realized, if any, upon any exercise of such option will be based on the market price of the Common Shares of Cabletel at the time of any such exercise and are thus dependent upon the future performance of the Common Shares of Cabletel.

(2) Represents the difference between the exercise price of the option and the market price of the common shares of Cabletel acquired upon the exercise price of option as at the date of the exercise.


EMPLOYMENT CONTRACTS

On December 20, 1999, the Company entered into an employment contract with Mr. Walling. The agreement provides for total compensation of $215,000 which includes $167,000 in salary and $48,000 payable to The Sullivan Group, an entity controlled by Mr. Walling which provides office administrative and other services to the Corporation. The agreement with Mr. Walling and The Sullivan Group contains change in control provisions requiring two (2) year payments in the event of a change of control or 18 months payments if the contract is terminated at anytime without cause.

On December 20, 1999, the Company entered into an employment contract with Mr. Eilath. The agreement provides for total compensation of $140,000 and a minimum bonus of $25,000. For the year ended December 31, 2001, Mr. Eilath was paid only $20,000 of his entitled $25,000 bonus. The agreement with Mr. Eilath contains change in control provisions requiring two (2) year payments to Mr. Eilath in the event of a change of control or 18 months payments if the contract is terminated at anytime without cause.

EXECUTIVE PROFIT SHARING PLAN

On May 19, 1994, Cabletel adopted an executive profit sharing plan pursuant to which executive officers who are full-time employees of Cabletel are entitled to receive bonuses equal to the aggregate of 2.5% of the Company's pre-tax profits in each fiscal year. The bonus to be paid to each participating executive officer will be determined by the Compensation Committee.


STOCK OPTION PLAN

On May 19, 1994, Cabletel adopted a stock option plan (the "Option Plan") pursuant to which it may grant to full-time employees, senior officers and directors of Cabletel and its subsidiaries non-assignable options ("Options") to purchase Common Shares. The purpose of the Option Plan is to secure for Cabletel and its shareholders the benefits of incentives inherent in share ownership by key employees and directors.

The Option Plan is administered by the Compensation Committee which is empowered to select the optionees to whom Options are granted in its sole discretion, and to determine the number of Common Shares subject to each Option, the timing of each grant of an Option, the exercise price of such Option, the duration of each Option (which will not exceed 10 years) and any other matters relating thereto. Any Option granted under the Option Plan is non-transferable and no person may be issued Options, which in the aggregate represent 5% or more of the issued and outstanding Common Shares. The exercise price of an Option granted under the Option Plan may not be lower than the market price of the Common Shares at the time of grant. Originally, not more than 950,000 Common Shares were issuable pursuant to the Option Plan. However, on November 4, 1999, the Board of Directors of the Company passed a resolution to amend the Stock Option Plan to increase the number of Common Shares to be available under the plan by 1,000,000 Common Shares for a total of 1,950,000. This increase was subsequently approved by Shareholders at the Company's annual general meeting of the Shareholders held on June 28, 2000. If the holder of an Option ceases to be a full-time employee of Cabletel or any of its subsidiaries, the Option will terminate upon the earlier of thirty days following the day upon which the holder ceased to be a full-time employee and the original expiration date of the Option unless the holder ceased to be a full-time employee by reason of retirement at the normal retirement age, death or permanent disability. The Option will terminate upon the earlier of one year following the date of retirement, death or permanent disability and the original expiration date of the Option.

On August 5, 1999, Cabletel amended its Option Plan to provide that if the holder of an Option ceases to be a senior officer or director of Cabletel or any of its subsidiaries, the Option will terminate upon the earlier of one year following the day upon which the holder ceased to be a senior officer or director and the original expiration date of the Option.

COMPENSATION OF DIRECTORS

Directors of Cabletel (other than those who are officers of Cabletel) receive $1,000 for each meeting of the board of directors or any committee thereof which they attend in person or $500 if they participated by teleconference. In addition, the Chairman of the Company receives an annual retainer in the amount of $25,000. Each director receives an annual retainer of $15,000 and each director who acts as a board committee chairperson receives an additional $2,500. Each of the directors who are not officers of the Company receive options to purchase 30,000 shares of the Company's common stock at an exercise price equal to the market close on the date granted. In addition, board committee chairpersons receive additional options to purchased 5,000 shares of the Company's common stock at an exercise price equal to the market close on the date granted. These options, which vest as to 1/3 on each anniversary after their issue date, expire ten years from the date of issue.

In respect of the fiscal year ended December 31, 2001, directors who are not also officers of the Company received an aggregate of $102,680.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information relating to the beneficial ownership within the meaning of Rule 13(d)(3) under the Act of Common Shares by (i) all persons known by Cabletel to beneficially own more than 5% of the issued and outstanding Common Shares and (ii) all directors and executive officers of Cabletel as at March 20, 2002.


Title of Class          Identity of Person or Group                  Amount Owned           Percent of Class
--------------          ---------------------------------------      ------------           ----------------
Common Shares           GMAC Commercial Credit LLC (1)                 3,340,112                46.60%
Common Shares           ARRIS Corp. (formerly ANTEC Corporation)       1,450,000                20.23%


(1) In May 2000, ARC International Corporation ("ARC"), was placed into the hands of a receiver in Ontario, Canada and ceased operating as a going-concern. The Company has been advised that all of ARC's assets would be liquidated and sold. The Company understands and has been advised that ARC's senior lender in the United States, GMAC Commercial Credit LLC ("GMAC"), which had a security interest in the Common Shares of the Company held by ARC (the "ARC Shares"), has realized on its security interest and taken possession of the ARC Shares. To date, GMAC has not advised the Company regarding its plans, if any, with respect to the ARC Shares.

Set forth below is information relating to the beneficial ownership of Common Shares by all executive officers and directors of the Company as at March 20, 2001. The Common Shares shown as "beneficially owned" include all securities, which pursuant to Rule 13(d)(3) under the United States Securities and Exchange Act of 1934, as amended may be deemed to be beneficially owned. The address of each person is c/o Cabletel Communications Corp., 230 Travail Rd., Markham, Ontario, Canada, L3S 3J1.

                                                   Amount and Nature of
Name of Beneficial Owner                           Beneficial Ownership(1)           Percent of Class
------------------------                           ----------------------            ----------------
GREGORY WALLING                                                251,150(2)                      3.05%
RON EILATH                                                     142,500(3)                      1.73%
LEN COCHRANE                                                    66,000(4)                      0.80%
DAVE NOLAN                                                      43,000(5)                      0.52%
BRUCE DOWNIE                                                    38,000(6)                      0.46%
DAVID R. PETERSON                                               47,000(7)                      0.57%
WILLIAM J. BIGGAR                                               35,000(8)                      0.43%
JAMES L. FAUST                                                  39,000(8)                      0.47%
LAWRENCE A. MARGOLIS                                            30,000(9)                      0.36%
All Directors and Officers as a group                          691,650                         8.39%
                                                               =======                         =====



(1)      Includes options as listed in Stock Option Plan heading.

(2)      Includes options to purchase 230,000 common shares.

(3)      Includes options to purchase 142,500 common shares.

(4)      Includes options to purchase 65,000 common shares.

(5)      Includes options to purchase 43,000 common shares.

(6)      Includes options to purchase 38,000 common shares.

(7)      Includes options to purchase 45,000 common shares.

(8)      Includes options to purchase 35,000 common shares.

(9)      Includes options to purchase 30,000 common shares.

         As at March 18, 2002, the directors and executive officers of Cabletel as a group owned beneficially owned 691,650 Common Shares, representing approximately 8.39% of all Common Shares outstanding.


         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


COUNSEL

In March 2002, the Company appointed Cassels Brock & Blackwell LLP as its Corporate Counsel, a firm of which Cabletel's Chairman is also a Senior Partner and Chairman. For the year ended December 31, 2001, the Company paid to Cassels, Brock & Blackwell LLP an amount of $34,014 for services provided to the Company.


EXECUTIVE LOAN AGREEMENTS

On December 12, 2000, the Company's Board of Directors approved two executive loan agreements (i) to the President of the Company in the amount of $150,000 and (ii) to the Chief Financial Officer of the Company in the amount of $100,000. The loans mature on December 19, 2003 and are unsecured and interest-free. The loans were used for personal matters.


Since December 19, 2000, the following directors and officers of the Company have been indebted to the Company in the respective amounts set out opposite their names below. In each case, the indebtedness was incurred in connection with the loans made to such directors and officers under the executive loan agreements.


                                                                  AMOUNT OF
LARGEST AGGREGATE                                                 LOANS OUT-
AMOUNT OF LOANS                                                   STANDING AS AT
OUTSTANDING                               ----------------------------------------------------
EXECUTIVE OFFICER                         SINCE DECEMBER 31, 2000               MARCH 20, 2002
-----------------                         -----------------------------         --------------
Gregory Walling                                  $150,000                       $150,000
Ron Eilath                                       $100,000                       $100,000


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      FINANCIAL STATEMENTS AND EXHIBITS

         (1)      Consolidated Financial Statements

                  Auditors' Report of Kraft, Berger, Grill, Schwartz, Cohen & March LLP

                  Balance Sheets - December 31, 2001 and December 31, 2000

                  Statements of Operations and Deficit - Years Ended December 31, 2001, December 31, 2000 and December 31, 1999

                  Statements of Cash Flows - Years Ended December 31, 2001, December 31, 2000 and December 31, 1999

                  Notes to Financial Statements

         (2)      Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts -For the years ended December 31, 2001, December 31, 2000 and December 31, 1999

         (3)      Exhibits: See exhibit following Reports on Form 8-K.

(B)               REPORTS ON FORM 8-K

                  None


                  EXHIBIT INDEX

       *3.1   Articles of Incorporation, as amended, of Cabletel.

       *3.2   By-Laws of Cabletel.

       *10.1  Cabletel Option Plan.

       *10.2  Cabletel Purchase Plan.

       *10.5 Management Services Agreement dated May 19, 1994 by and between ARC and Cabletel.

       *10.6 Bank Loan Agreement dated May 30, 1994 by and among Cabletel, ARC and Hong Kong Bank of Canada.

       *10.7 Bank Loan Agreement dated May 30, 1994 by and among Stirling, ARC and Hong Kong Bank of Canada.

       *10.8 Employment Agreement made as of January 1, 1994 by and between Cabletel and Mr. Rittenberg.

       10.12 Previously filed employment agreement as of December 20, 1999 between Cabletel and Mr. Walling and incorporated herein by reference.

       10.13 Previously filed employment agreement as of December 20, 1999 between Cabletel and Mr. Eilath and incorporated herein by reference.

       10.14 Previously filed commitment letter between Business Development Bank and Cabletel dated as of February 8, 2000 and incorporated herein by reference.

       10.15 Previously filed executive loan agreement dated December 19, 2000, between Cabletel and Mr. Walling and incorporated herein by reference.

       10.16 Previously filed executive loan agreement dated December 19, 2000, between Cabletel and Mr. Eilath and incorporated herein by reference.

       10.17 Previously filed on Cabletel Current Report on Form 8-K, dated March 16, 2001 and incorporated herein by reference.


-----------
* Previously filed as an exhibit to Cabletel's Registration Statement on Form 20-F dated June 15, 1994, and incorporated herein by reference.

       10.18 Previously filed on Cabletel Current Report on Form 8-K, dated August 6, 2001 and incorporated herein by reference.

       10.19 Previously filed on Cabletel Current Report on Form 8-K, dated September 10, 2001 and incorporated herein by reference.

       10.20 Previously filed on Cabletel Current Report on Form 8-K, dated October 11, 2001 and incorporated herein by reference.

       10.21 Previously filed on Cabletel Current Report on Form 8-K, dated February 4, 2001 and incorporated herein by reference

       21     List of Subsidiaries

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March  20, 2002

CABLETEL COMMUNICATIONS CORP.

By: /s/                                     By: /s/
    ------------------------------------        -------------------------------
    Gregory Walling                             Ron Eilath
    President & Chief Executive Officer         Vice President, Finance



By: /s/                                     By: /s/
    -------------------------------------       -------------------------------
    David R. Peterson                           William J. Biggar
    Chairman of the Board & Director            Director




By: /s/                                     By: /s/
    -------------------------------------       -------------------------------
    Len Cochrane                                James L. Faust
    Director                                    Director


By: /s/
    -------------------------------------
    Lawrence A. Margolis
    Director

                          CABLETEL COMMUNICATIONS CORP.

                      - CONSOLIDATED FINANCIAL STATEMENTS -

                                  AND SCHEDULES

                                       TO

                                ANNUAL REPORT ON

                            FORM 10-K FOR FISCAL YEAR

                             ENDED DECEMBER 31, 2001

                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP


CHARTERED ACCOUNTANTS


AUDITORS REPORT


To the Shareholders and the Board of Directors of CABLETEL COMMUNICATIONS CORP.

We have audited the consolidated balance sheets of CABLETEL COMMUNICATIONS CORP. as at December 31, 2001 and 2000 and the consolidated statements of operations and deficit and cash flows for each of the three years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years ended December 31, 2001, 2000 and 1999 in accordance with accounting principles generally accepted in Canada.

Our audit also included the financial statement schedule as and for each of the three years ended December 31, 2001, included in the Index at Item 14(a)(2). This financial statement schedule is the responsibility of the company's management. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
CHARTERED ACCOUNTANTS



Toronto, Ontario
March 6, 2002, except for the Note 15,
which is dated March 20, 2002

                          CABLETEL COMMUNICATIONS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                (CANADIAN FUNDS)
                                  DECEMBER 31,

                                     ASSETS

                                                                                                     2001               2000
                                                                                                  ----------         -----------
CURRENT
     Cash                                                                                       $     12,292         $    38,219
     Accounts receivable (Note 10c and 10d)
         (net of allowance of $847,194; 2000 - $276,005)                                          14,155,425          20,618,353
     Inventory (Note 2)                                                                           10,629,957          12,903,141
     Income taxes recoverable                                                                        120,000              36,456
     Prepaid expenses, deposits and other                                                            761,843           1,314,660
     Future income taxes (Note 7)                                                                          -             145,312
                                                                                                ------------         -----------
                                                                                                  25,679,517          35,056,141
PROPERTY, PLANT AND EQUIPMENT (Note 3)                                                             2,297,821           2,465,633
FUTURE INCOME TAXES (Note 7)                                                                       -                     311,495
OTHER ASSETS (Note 10c)                                                                              606,720
OTHER RECEIVABLES (Note 9(ii))                                                                       220,000             204,000
PRODUCT DEVELOPMENT COSTS (Note 1(h))
     (net of amortization of $69,011; 2000 - $34,505)                                                 66,137             100,643
                                                                                                ------------         -----------
                                                                                                $ 28,870,195         $38,137,912
                                                                                                ============         ===========

                                   LIABILITIES

CURRENT
     Bank indebtedness (Note 4)                                                                 $ 11,308,972         $12,849,459
     Accounts payable                                                                              8,757,675          12,768,815
     Accrued liabilities                                                                           1,848,091           2,675,470
     Long-term debt (Note 5)                                                                         171,385             168,616
                                                                                                ------------         -----------
                                                                                                  22,086,123          28,462,360
LONG-TERM DEBT (Note 5)                                                                              713,737             849,722
                                                                                                ------------         -----------
                                                                                                  22,799,860          29,312,082
                                                                                                ============         ===========
COMMITMENTS AND CONTINGENCIES (Note 10)

                              SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 6)
     AUTHORIZED
         Unlimited         First preferred shares, issuable in series
         Unlimited         Common shares
     ISSUED
         7,167,612 Common shares (2000 - 7,068,912)                                               16,136,761          15,986,138
DEFICIT                                                                                          (10,066,426)         (7,160,308)
                                                                                                ------------         -----------
                                                                                                   6,070,335           8,825,830
                                                                                                ------------         -----------
                                                                                                $ 28,870,195         $38,137,912
                                                                                                ============         ===========

See accompanying notes to financial statements.

APPROVED ON BEHALF OF THE BOARD:



--------------------------------------            ------------------------------
        Gregory Walling                                  William J. Biggar
President, Chief Executive Officer and                        Director
           Director

                          CABLETEL COMMUNICATIONS CORP.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                (CANADIAN FUNDS)

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                  2001               2000               1999
                                                                               ----------         -----------        -----------
SALES                                                                          $58,120,899        $74,492,559        $54,445,287
COST OF SALES                                                                   48,462,542         60,396,884         45,617,176
                                                                                ----------         ----------         ----------
GROSS PROFIT                                                                     9,658,357         14,095,675          8,828,111
                                                                                ----------         ----------         ----------
EXPENSES
     Selling, general and administrative                                        10,648,693         11,689,850          7,681,348
     Special charge (Note 11)                                                      357,836                  -                  -
     Amortization                                                                  249,992            237,173            325,618
     Interest - bank indebtedness                                                  799,941            710,058            298,869
     Interest - long-term debt                                                      87,166             72,995                  -
                                                                                ----------         ----------         ----------
                                                                                12,143,628         12,710,076          8,305,835
                                                                                ----------         ----------          ---------
EARNINGS (LOSS) FROM OPERATIONS                                                (2,485,271)          1,385,599            522,276
     Gain on sale of land and building                                                   -                  -            122,070
     Cash surrender value of life insurance                                              -                                72,570
                                                                                ----------         ----------         ----------
                                                                                                            -
EARNINGS (LOSS) BEFORE INCOME TAXES                                            (2,485,271)          1,385,599            716,916
     Income taxes (Note 7)                                                         420,847            452,814            149,539
                                                                                ----------         ----------         ----------
NET EARNINGS (LOSS) FOR THE PERIOD                                             (2,906,118)            932,785            567,377
DEFICIT, beginning of period                                                   (7,160,308)        (8,093,093)        (8,660,470)
                                                                               -----------        -----------        -----------
DEFICIT, end of period                                                       $(10,066,426)       $(7,160,308)       $(8,093,093)
                                                                             =============       ============       ============
EARNINGS (LOSS) PER SHARE (Note 8)
     Basic                                                                         ($0.41)             $ 0.13              $0.09
                                                                                   =======             ======              =====
     Fully diluted                                                                 ($0.41)             $ 0.13              $0.08
                                                                                   =======             ======              =====


See accompanying notes to financial statements.

                          CABLETEL COMMUNICATIONS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CANADIAN FUNDS)

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                   2001               2000               1999
                                                                                ----------         ----------         ----------
OPERATING ACTIVITIES
     Net income (loss) for the period                                         $(2,906,118)          $ 932,785           $567,377
     Imputed interest                                                             (16,000)             46,000             25,447
     Future income taxes                                                           456,807            265,492            100,600
     Amortization                                                                  478,925            489,414            501,422
      Other assets                                                               (606,720)                  -                  -
     Gain on sale of land and building                                                   -                  -          (122,070)
     Provision for doubtful accounts                                               571,189             33,516             52,000
     Change in allowance for inventory obsolescence                                500,000             64,677          (175,497)
     Change in accounts receivable                                               5,891,739        (8,297,839)        (5,886,174)
     Change in inventory                                                         1,773,184        (2,917,574)        (1,420,056)
     Change in prepaid expenses, deposits and other                                552,817          (799,758)          (363,413)
     Change in accounts payable and accrued liabilities                        (4,838,519)          4,979,390          3,577,704
     Change in other receivables                                                         -          (250,000)                  -
     Change in income taxes                                                                           552,304             92,315
                                                                                  (83,544)
                                                                                ----------         ----------         ----------
                                                                                 1,773,760        (4,901,593)        (3,050,345)
                                                                                ----------         ----------         ----------
FINANCING ACTIVITIES
     Bank indebtedness                                                         (1,540,487)          4,891,712          2,991,860
     Issuance of common shares                                                     150,623            947,488            145,405
     Proceeds of long-term debt                                                          -          1,101,721                  -
     Repayment of long-term debt                                                 (133,216)           (83,383)                  -
                                                                                ----------         ----------         ----------
                                                                               (1,523,080)          6,857,538          3,107,265
                                                                                ----------         ----------         ----------
INVESTING ACTIVITIES
     Proceeds from sale of land and building                                             -                  -            949,005
     Purchase of equipment                                                       (276,607)        (1,945,313)          (805,887)
     Increase in other asset                                                             -                              (178,106
                                                                                ----------         ----------         ----------
                                                                                                            -
                                                                                 (276,607)        (1,945,313)           (34,988)
                                                                                ----------         ----------         ----------
CHANGE IN CASH                                                                    (25,927)             10,632             21,932
CASH, beginning of period                                                           38,219             27,587              5,655
                                                                                  ========           ========              =====
CASH, end of period                                                              $  12,292          $  38,219           $ 27,587
                                                                                 =========          =========           ========
SUPPLEMENTARY CASH FLOW INFORMATION
     Interest paid                                                               $ 887,107          $ 737,053          $ 273,422
                                                                                 =========          =========          =========
     Income taxes paid
                                                                                   $     -            $     -            $     -
                                                                                   =======            =======            =======


See accompanying notes to financial statements.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 14, conform, in all material respects, with the accounting principles generally accepted in the United States.

         (A)      ORGANIZATION AND BASIS OF PRESENTATION

                  Cabletel Communications Corp., (together with its consolidated subsidiaries, except as the context otherwise indicates, "Cabletel" or the "Company") is primarily a Canadian distribution and manufacturing company headquartered in Markham, Ontario with major offices and distribution warehouses located in Montreal, Quebec, Vancouver, British Columbia, and Dartmouth, Nova Scotia.

                  The Company operates in three business segments, Distribution, Manufacturing and Technology. The Distribution Segment is carried out through Cabletel Communications Corp., a full-service distributor of broadband equipment to the Canadian television and telecommunications industries, offering a wide variety of products required to construct, build, maintain and upgrade broadcasting and telecommunications systems. The Manufacturing Segment is carried out through Stirling Connectors, which manufactures and sells brass and aluminum coaxial connectors for use in cable distribution systems. The majority of Stirling's sales are to foreign markets. The Technology Segment provides products to broadcasters, network providers and a wide-variety of companies building the infrastructure to support the Internet economy.

                  As at December 31, 2001, ARRIS (formerly ANTEC Corporation), whose common shares are publicly traded on the NASDAQ Stock Exchange, effectively controlled approximately 20% of the outstanding Cabletel common stock on a fully diluted basis. At December 31, 2001, GMAC Commercial Credit LLC, effectively controlled approximately 46% of the outstanding Cabletel common stock on a fully diluted basis.

         (B)      CONSOLIDATION

                  The consolidated financial statements include the accounts of the wholly-owned subsidiaries, Stirling (Israel) Ltd., and Stirling Connectors, U.S.A., Inc.

                  The consolidated financial statements include the accounts of the Company after eliminations of inter-company transactions.

         (C)      REVENUE RECOGNITION

                  Sales are recognized when legal title to the goods has been passed to the customer, which generally occurs when products are shipped from the Company's plant or warehouses, and collection is reasonably assured.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (D)      INVENTORY

                  Inventory is valued at the lower of cost (first-in, first-out) and net realizable value. Cost includes appropriate elements of duty, freight, material, labour and overhead.

         (E)      PROPERTY, PLANT AND EQUIPMENT

                  Property, Plant and Equipment are recorded at cost. Amortization is being provided for over the estimated useful life of the asset on the straight-line basis at the following annual rates. The Company does not amortize temporarily unutilized equipment.

                            Building (prior to 2000)   - 5%
                            Equipment                  - 20 to 50%
                            Leasehold improvements     - 33 1/3% to 100%

         (F)      FOREIGN CURRENCY TRANSLATION

                  Monetary assets and liabilities are translated into Canadian dollars at the year-end exchange rate, while foreign currency revenues and expenses are translated at the exchange rate in effect on the date of the transaction.

                  Non-monetary items are translated at historical exchange rates. The Company's foreign wholly-owned subsidiaries are considered to be fully integrated operations and therefore any resulting exchange gain or loss is recorded in income. Resulting exchange loss of $296,739 (2000 - gain of $19,272; 1999 - gain of $23,481) are included in income.

         (G)      FUTURE INCOME TAXES

                  The company provides for income taxes using the asset and liability method as required by the Canadian Institute of Chartered Accountants (CICA) Handbook section 3465. The asset and liability method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities are determined for each temporary difference based on the tax rates, which are expected to be in effect when the underlying items of income and expense are expected to be realized.

         (H)      PRODUCT DEVELOPMENT COSTS

                  Product development costs are stated at cost, net of amortization. These expenses, related to the development of new product lines, are recoverable through future sales. Amortization is provided over a period of 5 years based on the life expectancy of the product.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)


                        DECEMBER 31, 2001, 2000 AND 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (J)      STOCK OPTION PLAN

                  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company does not recognize compensation expense for the stock based compensation plan when stock or stock options are issued to employees. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.

                  If stock or stock options are repurchased from employees, the excess of the consideration paid over the carrying amount of the stock or stock option cancelled is charged to retained earnings.

         (K)      ESTIMATES

                  The preparation of financial statements in accordance with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

         (L)      RECLASSIFICATION

                  Certain amounts in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)


                        DECEMBER 31, 2001, 2000 AND 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (M)      RECENT ACCOUNTING PRONOUNCEMENTS

                  In August 2001, the Canadian Institute of Chartered Accountants (CICA) issued Handbook Section 3062, "Goodwill and Other Intangible Assets." Effective for the Company's fiscal year beginning January 1, 2002, the section changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, this section requires acquired intangible assets to be separately recognized if the benefit of the intangible assets are obtained through contractual or other legal right, or if the intangible assets can be sold, transferred, licensed, rented or exchanged. The Company does not expect this section to have a material impact on its financial statements.

                  In December 2001, the CICA issued Accounting Guideline 13 "Hedging Relationships." Effective for the Company's fiscal year beginning January 1, 2003, for the purpose of applying hedge accounting, the guideline provides guidance on the identification, designation, documentation and effectiveness of hedging relationships. The guideline also addresses the discontinuance of hedge accounting. The Company does not expect this guideline, when adopted to have a material impact on its financial statements.

                  In December 2001, the CICA issued Handbook Section 3870 "Stock-Based Compensation and Other Stock-Based Payments." Effective for the Company's fiscal year beginning January 1, 2002, the new section requires the use of a fair-value based approach of accounting for certain specified stock-based awards. For all other employee stock-based awards, the section encourages but does not require that a fair-value based approach be used. The section also addresses the accounting for stock appreciation rights and awards to be settled in cash, other financial assets and equity. The Company does not expect this section to have an initial material impact on its financial statements upon adoption.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


2.       INVENTORY

                                                                                           2001               2000
                                                                                       -----------        -----------
Raw Material                                                                           $   284,258        $   354,304
Work in process                                                                            655,933            515,765
Finished goods                                                                           9,689,766         12,033,072
                                                                                       -----------        -----------
                                                                                       $10,629,957        $12,903,141
                                                                                       ===========        ===========


3.       PROPERTY, PLANT AND EQUIPMENT

                                                         2001                                             2000
                                                      ACCUMULATED                                     ACCUMULATED
                                     -------------------------------------------      ------------------------------------------
                                        COST         AMORTIZATION         NET            COST         AMORTIZATION         NET
                                     ---------       ------------      ---------      ---------       ------------     ---------
                                          $               $                $               $                $               $
Leasehold improvements                 688,024           235,296         452,728        728,584            210,979       517,605
Equipment                            3,886,007         2,040,914       1,845,093      3,680,176          1,732,148     1,948,028
                                     ---------         ---------       ---------      ---------          ---------     ---------
                                     4,574,031         2,276,210       2,297,821      4,408,760          1,943,127     2,465,633
                                     =========         =========       =========      =========          =========     =========


         The Company did not amortize equipment with a carrying amount of $837,142 relating to certain manufacturing equipment during a period the equipment was not in use. The Company assessed future cash flow based on the Company's expected plan of operations and it was determined there was no impairment in value. It is the Company's intention to utilize these assets in its manufacturing operations over the next year. The amount of amortization that would have been recorded had the equipment been utilized would have been $110,337.


4.       BANK INDEBTEDNESS

         The bank indebtedness consists of overdraft accounts, bears interest at prime plus 1.25% per annum at December 31, 2001 and increased, subsequent to year end, to prime plus 1.75% on January 22, 2002. (December 31, 2001 - 5.25% per annum; December 31, 2000 - 8.125% per annum) and is secured by general assignments of book debts and inventory, demand debentures constituting a first fixed and floating charge on the remaining assets of the company and assignments of insurance. The weighted average interest rate was 6.875% (2000 - 7.87%; 1999 - 7.32%).

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


4.       BANK INDEBTEDNESS (continued)

         On February 28, 2002, Cabletel entered into an extension agreement until April 30, 2002 with its main bank lender, HSBC Bank Canada (the "Bank") that will permit the Company to prepare new loan documentation and satisfy other conditions required to close refinancing based on credit approval the Company received with a major asset-based lender for a new credit facility that will provide the Company with improved liquidity. The Company expects to finalize the refinancing prior to the expiration of the extension agreement.


5.       LONG-TERM DEBT



(i)      Term loan-Leaseholds                                                 $354,122
(ii)     Term loan-Equipment                                                   531,000
                                                                              --------
                                                                               885,122
         Less:  Current portion                                                171,385
                                                                              --------
                                                                              $713,737
                                                                              ========

         (i) Long-term debt bears interest at 10% per annum, payable in equal monthly installments of $5,264 (principal and interest) for ten years until February 14, 2010. This debt was obtained for the improvements of the building covered by a lease agreement and is payable to the landlord, together with the monthly lease payments.

         (ii) Long-term debt bears interest at Business Development Bank of Canada ("BDC") prime plus 0.75% per annum. (December 31, 2001
                  - 6.75% per annum; December 31, 2000 - 10.25% per annum) payable monthly over a period of 5 years. This debt was provided by the BDC to purchase production machinery used in the manufacturing of connectors. BDC has provided a total facility of $700,000 which is available to the company for capital purchases and is collateralized by the assets acquired under this facility. The weighted average interest rate was 8.81% (2000 - 10.75%).

                  Principal payments required in each of the next five years on long term debt are as follows:

                                                             Term loan (i)       Term loan (ii)
                                                             -------------       --------------
                  2002                                           $29,785             $141,600
                  2003                                            32,838              141,600
                  2004                                            36,204              141,600
                  2005                                            39,914              106,200
                  2006                                            44,006                    -
                  Beyond 2006                                    171,375                    -


                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999

6.       CAPITAL STOCK

                                                                                    NUMBER                  AMOUNT
                                                                                   ---------              -----------
         Balance, December 31, 1999                                                6,644,112              $15,038,650
             Exercise of options                                                     424,800                  947,488
                                                                                   ---------              -----------
         Balance, December 31, 2000                                                7,068,912               15,986,138
             Exercise of options                                                      98,700                  150,623
                                                                                   ---------              -----------
         Balance, December 31, 2001                                                7,167,612              $16,136,761
                                                                                   =========              ===========

         STOCK OPTION PLAN

         Under the terms of a stock option plan approved by the shareholders in May, 1994 and amended in November of 1999, the Company is authorized to grant directors, officers, employees and others options to purchase common shares at prices based on the market price of shares as determined on the date of grant. At December 31, 2001, 284,900 options remain available to be granted. Stock options become exercisable at dates determined by the Compensation Committee.

         Common shares have been reserved for stock options on the following basis:

                                                               OPTION                   WEIGHTED
                                             SHARES             PRICE                   AVERAGE
                                            ---------         -----------               -------
                                                                   $                       $
OUTSTANDING AND EXERCISABLE
Balance at December 31, 1998                1,066,000         1.53 - 8.55                 2.81
                                            =========         ===========                 ====
Exercised                                     (99,000)               1.53                 1.53
Granted                                       611,500         2.66 - 5.18                 4.53
Cancelled                                    (131,000)        1.53 - 2.30                 1.62
                                            ---------         -----------                 ----
Balance at December 31, 1999                1,447,500         1.53 - 8.55                 3.73
                                            =========         ===========                 ====
Exercised                                    (424,800)        1.53 - 5.90                 2.26
Granted                                       407,000         1.49 - 9.28                 6.62
Expired                                      (100,000)               4.11                 4.11
Cancelled                                     (60,500)        1.53 - 5.92                 5.49
                                             --------         -----------                 ----
Balance at December 31, 2000                1,269,200         1.53 - 9.28                 4.32
                                            =========         ===========                 ====
Exercised                                     (98,700)               1.53                 1.53
Granted                                       169,000         2.31 - 3.40                 2.68
Expired                                      (163,000)        4.44 - 8.60                 5.22
Cancelled                                    (111,000)        1.53 - 9.28                 4.04
                                            ---------         -----------                 ----
Balance at December 31, 2001                1,065,500         1.53 - 9.28                 4.62
                                            =========         ===========                 ====


         The weighted average price at exercise date during 2001 was $1.53 and in 2000 was $2.26.

         At December 31, 2001, a total of 1,065,500 options were exercisable.

         The contractual terms of options at various prices are as follows:

                           $1.53 - $4.31     less than 1 year - 10 years
                           $4.44 - $7.46     less than 1 year - 5 years
                           $8.60 - $9.28     less than 1 year - 8 years

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)


                        DECEMBER 31, 2001, 2000 AND 1999


7.       INCOME TAXES

         The provision (benefit) for income taxes consists of:

                                                                           2001              2000              1999
                                                                         -------            --------         --------
CURRENT INCOME TAXES           - Federal                                 $ 36,000           $145,985          $31,831
                               - Provincial                               (71,960)            41,337           17,108
FUTURE INCOME TAXES            - Federal                                  301,420            175,907           65,500
                               - Provincial                               155,387             89,585           35,100
                                                                          -------             ------           ------
                                                                         $420,847           $452,814         $149,539
                                                                         ========           ========         ========
STATUTORY RATE                                                             41.75%             43.95%           44.34%
                                                                           ======             ======           ======


                                                                         2001                 2000             1999
                                                                     -----------            --------         --------
Income taxes at statutory rate                                       $(1,037,600)           $608,971         $317,880
Items non-deductible for income tax purposes
         and other                                                       211,090             108,629          (15,341)
Future benefits of eligible capital
         expenditures realized                                                 -            (279,820)        (153,000)
Large Corporation Tax                                                     36,000              33,744                -
Benefits realized from manufacturing and
         processing deduction                                                  -             (18,710)               -
Write down of future income tax assets
            previously recognized                                        456,807                   -                -
Future income tax expense resulting from
            the reduction in tax rate                                     24,994                   -                -
Unrealized benefit of losses carried forward                             729,556
                                                                      ----------            --------         --------
INCOME TAX EXPENSE                                                    $  420,847            $452,814         $149,539
                                                                      ==========            ========         ========



SOURCES OF FUTURE INCOME TAX BALANCES

                                                                          2001              2000
                                                                        ---------         ----------
Future income tax assets:
         Net operating loss carry-forwards                            $   729,556        $         -
         Property, plant and equipment                                          -             83,812
         Eligible capital expenditure                                   1,703,578          2,012,695
         Inter-company gains                                               45,160            145,313
                                                                      -----------        -----------
Total gross future income tax assets                                    2,478,294          2,241,820
         Less: Valuation allowance                                     (2,429,354)        (1,740,780)
                                                                      -----------        -----------
Future income tax assets                                              $    48,940           $501,040
                                                                      ===========        ===========
Future income tax liabilities:
         Other asset                                                  $   (24,000)       $   (44,233)
         Property, plant and equipment                                    (24,940)                 -
                                                                      -----------        -----------
Future income tax liabilities                                             (48,940)           (44,233)
                                                                      ===========        ===========
Net future tax assets                                                 $         -        $   456,807
                                                                      ===========        ===========

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


7.       INCOME TAXES (continued)

         In assessing its future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

         Management considers the projected future taxable income and projections for future taxable income over the periods which the future tax assets are deductible. During the year management re-evaluated the likelihood of realization of the benefits of the future tax assets and decided to revise the valuation allowance. As a result the balance of future income taxes as of December 31, 2001 has been reduced to nil. The Company has income tax losses in the amount of approximately $1,824,000 expiring in 2008. The benefit of the losses has not been recognized in these financial statements.


8.       EARNINGS PER SHARE

         (A)      BASIC EARNINGS PER SHARE

                  The weighted average number of shares outstanding amounted to 7,123,202 for the year ended December 31, 2001 and 7,004,139 and 6,555,238 for the years ended December 31, 2000 and 1999, respectively.

         (B)      FULLY DILUTED EARNINGS PER SHARE

                  The Company adopted the recommendations of CICA Handbook
                  Section 3500, Earnings per Share (EPS), effective January 1, 2001. The revised section requires the presentation of both basic and diluted EPS on the face of the income statement regardless of the materiality of difference between them and requires the use of the treasury stock method to compute the dilutive effect of options as opposed to the former imputed earnings approach.

                  For the year ended December 31, 2001 the exercise of outstanding stock options do not have a dilutive effect on earnings (loss) per share. The weighted average number of shares for diluted earnings per share amounted to 7,180,562 and 7,393,268 and 6,949,153 for the years ended December 31, 2000, and 1999 respectively.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


8.       EARNINGS PER SHARE (continued)

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                        2001                 2000             1999
                                                                     -----------           ---------        ---------
NUMERATOR:
Net earnings (loss) and numerator for
  basic earnings (loss) and for diluted
  earnings (loss) per share                                           $(2,906,118)        $  932,785       $  567,377
DENOMINATOR:
Weighted-average shares for basic
  earnings per share                                                    7,123,202          7,004,139        6,555,238
                                                                      -----------         ----------       ----------
Effect of dilutive securities:
Employee stock options                                                     57,360            389,129          393,915
                                                                      -----------         ----------       ----------
Dilutive potential of common shares                                        57,360            389,129          393,915
                                                                      -----------         ----------       ----------
Adjusted weighted-average
shares and assumed conversions
for diluted earnings per share                                          7,180,562          7,393,268        6,949,153
                                                                      -----------         ----------       ----------
Basic earnings (loss) per share                                           ($0.41)              $0.13            $0.09
                                                                      -----------         ----------       ----------
Diluted earnings (loss) per share                                         ($0.41)              $0.13            $0.08
                                                                      -----------         ----------       ----------


9.      RELATED PARTY TRANSACTIONS

        (i) The Company was party to certain agreements and transactions in the normal course of business with a related company which was Cabletel's largest shareholder. The agreement with the related company was terminated on May 31, 2000. Significant related party transactions not disclosed elsewhere include:

                                                                       2001              2000             1999
                                                                       ----            --------         --------
               Management fees to related company                       $-             $142,923         $300,000


        (ii) On December 12, 2000, the Company's Board of Directors approved two executive loan agreements (i) to the President of the Company in the amount of $150,000 and (ii) to the Chief Financial Officer of the Company in the amount of $100,000. The loans mature on December 19, 2003, and are unsecured and interest-free. The Company carries these loans at estimated fair value using a discount rate of 7% per annum.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


9.      RELATED PARTY TRANSACTIONS (continued)

        (iii) For the year ended December 31, 2001 the Company paid to the Sullivan Group, an entity controlled by the President of the Company $55,800, (2000 - $55,800; 1999 - $48,000) for charges related to Mr. Walling's compensation.

        (iv) For the year ended December 31, 2001, the Company paid Cassels, Brock & Blackwell LLP, a legal firm of which Mr. Peterson, the Chairman of the Company is a Senior Partner an amount of $34,014 for services they provided.


10. COMMITMENTS AND CONTINGENCIES

         (a) COMMITMENTS FOR LEASED PREMISES AND CERTAIN CONTRACTS HAVE BEEN MADE AS FOLLOWS:

                  2002                        $980,777
                  2003                         850,427
                  2004                         805,254
                  2005                         747,349
                  2006                         705,988
                  Beyond 2006                2,176,796

         (b) The Company is party to legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate insurance coverage and/or legal defenses with respect to any of these actions and does not believe that they will materially affect the Company's consolidated financial position or results of operations.

         (c) On March 12, 2001, the Company announced that it had entered into an agreement with Allied Wire and Cable Ltd., ("Allied") a leading supplier of products to the cable and telecom sectors in Western Canada, whereby Cabletel would acquire the privately-owned Allied Group of Companies. The transaction was subject to the Company obtaining necessary financing which had not materialized as of December 31, 2001.

                  As a result of normal business operations Allied owed Cabletel $606,720. Cabletel expects to convert this receivable into a convertible debenture investment in Allied. The terms of the debenture are expected to be finalized by April 30, 2002.

         (d) On July 11, 2001, the Company entered into an agreement to acquire the Stirling Connector business and inventory of its US distributor, N-R-G Control Company ("N-R-G") of Jackson, Mississippi for its net book value on closing date. The transaction was to have closed on September 1, 2001. Subsequently the transaction date was deferred to April 1, 2002.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


11.      SPECIAL CHARGES

         For the year ended December 31, 2001, Cabletel recorded special charges of $357,836 related to termination expenses of 42 employees, of which 32 were engaged in manufacturing activities of Stirling Connectors and 10 were related to inside sales and warehouse functions of Cabletel. As of December 31, 2001, the unpaid balance of these charges included in accrued liabilities was $203,985.


12.      FINANCIAL INSTRUMENTS

         (A)      CREDIT RISK

                  The Company's Distribution and Technologies divisions are engaged in the sale of telecommunication products principally in Canada to a diversified group of customers within the telecommunications industry. In the Manufacturing division, approximately 89% of total revenue is derived from sales to international customers. At December 31, 2001, accounts receivable from international customers represented approximately 19% of total outstanding accounts receivable. The sales are to a diversified group of customers in the telecommunications industry. The company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral from its customers although foreign sales are insured through the Export Development Corporation to the maximum allowable.

         (B)      CURRENCY RISK

                  The Company is subject to currency risk through its activities in the United States and Israel. Unfavorable changes in the exchange rate may affect the operating results of the Company.

                  The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at December 31, 2001 and 2000.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


12.      FINANCIAL INSTRUMENTS (continued)

         (C)      FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

                  The carrying amounts of the Company's financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to the short-term maturity of these items.

                  The fair value of short-term loans and long-term debt approximates the carrying amounts due to recent negotiations or variable rates based on prime.

                  The carrying value of other receivables approximates fair value due to the use of the market interest rates used in calculating net present value.


13.      SEGMENTED INFORMATION

         The Company operates in three separate segments - distribution of broadband communications equipment, distribution of technology equipment and manufacturing of coaxial cable connectors.

         It should be noted that industry segment information may be of limited usefulness in comparing an industry segment of the Company with a similar industry segment of another enterprise.

         Selected information by operating segment is summarized below for the years ended December 31, 2001, 2000 and 1999.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


13.      SEGMENTED INFORMATION (continued)


         SUMMARY OF BUSINESS SEGMENT

         NET REVENUE

                                                                         2001              2000              1999
                                                                      -----------        -----------      -----------
Distribution                                                          $46,715,597        $59,059,214      $49,057,530
Manufacturing                                                           7,859,032         12,938,721        4,307,129
Technology                                                              4,430,460          3,473,364        1,968,336
Less: Inter-company eliminations                                        (884,190)          (978,740)        (887,708)
                                                                        ---------          ---------        ---------
TOTAL NET REVENUE                                                     $58,120,899        $74,492,559      $54,445,287
                                                                      ===========        ===========      ===========

GROSS PROFIT

                                                                         2001              2000              1999
                                                                      -----------        -----------      -----------
Distribution                                                           $7,792,578         $8,925,743       $7,390,114
Manufacturing                                                           1,171,526          4,630,493        1,200,176
Technology                                                                694,253            539,439          237,821
                                                                          -------            -------          -------
TOTAL GROSS PROFIT                                                     $9,658,357        $14,095,675       $8,828,111
                                                                       ----------        -----------       ----------
RECONCILIATION TO EARNINGS (LOSS) BEFORE INCOME TAXES
Selling, general and administrative expenses                         (10,648,693)       (11,689,850)      (7,681,348)
Special charge                                                          (357,836)                  -                -
Amortization                                                            (249,992)          (237,173)        (325,618)
Interest expense  - other                                               (799,941)          (710,058)        (298,869)
                      - long-term debt                                   (87,166)           (72,995)                -
Gain on sale of land and building                                               -                  -          122,070
Cash surrender value of life insurance                                                                         72,570
                                                                      -----------        -----------      -----------
                                                                                -                  -
                                                                     (12,143,628)       (12,710,076)      (8,111,195)
                                                                     ============       ============      ===========
Consolidated earnings (loss) before income taxes                      (2,485,271)          1,385,599          716,916
                                                                      ===========          =========          =======


IDENTIFIABLE ASSETS:

                                                                         2001              2000              1999
                                                                      -----------        -----------      -----------
Distribution and Technology                                           $20,375,245        $26,877,416      $20,624,148
Manufacturing                                                           8,374,950         10,563,233        3,432,991
Other unallocated assets                                                  120,000            697,263        1,311,060
                                                                          -------            -------        ---------

TOTAL IDENTIFIABLE ASSETS                                             $28,870,195        $38,137,912      $25,368,199
                                                                      ===========        ===========      ===========


                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


13.      SEGMENTED INFORMATION (continued)

         EXPENDITURES ON PROPERTY, PLANT AND EQUIPMENT

                                                                          2001              2000              1999
                                                                       -----------        -----------      -----------
Distribution and Technology                                              $120,811           $850,602         $236,276
Manufacturing                                                             155,796          1,094,712          569,611
                                                                          -------          ---------          -------
TOTAL EXPENDITURES                                                       $276,607         $1,945,314         $805,887
                                                                         ========         ==========         ========
AMORTIZATION
(Includes amortization in cost of sales.)


                                                                          2001              2000              1999
                                                                       -----------        -----------      -----------
Distribution and Technology                                              $228,647           $236,109         $296,817
Manufacturing                                                             250,278            253,305          204,605
                                                                          -------            -------          -------
TOTAL AMORTIZATION                                                       $478,925           $489,414         $501,422
                                                                         ========           ========         ========


SUMMARY BY GEOGRAPHICAL AREA

NET REVENUE
(Revenues are attributed based on the location of the customer.)

                                                                         2001              2000              1999
                                                                      -----------        -----------      -----------
Canada                                                                $51,146,057        $62,562,578      $51,025,866
United States                                                           5,370,113          3,489,598        1,609,218
Israel                                                                    855,266          7,953,483        1,289,000
Other                                                                     749,460            486,900          521,203
                                                                      -----------        -----------      -----------
TOTAL NET REVENUE                                                     $58,120,899        $74,492,559      $54,445,287
                                                                      ===========        ===========      ===========


PROPERTY, PLANT AND EQUIPMENT
(Property, Plant, Equipment and goodwill by geographical area are based on location of facilities.)

                                                                         2001              2000              1999
                                                                      -----------        -----------      -----------
Canada                                                                 $2,280,388         $2,442,209         $975,228
United States                                                              17,433             23,424                -
                                                                      -----------        -----------      -----------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                    $2,297,821         $2,465,633         $975,228
                                                                       ==========         ==========         ========

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


13.      SEGMENTED INFORMATION (continued)

         Sales that exceed 10% of total revenue within the Distribution segment are listed below.

                                                                      2001              2000             1999
                                                                    -------            -------          -------
                                                                      $(000)             $(000)           $(000)
Rogers Cable Systems Limited                                        $12,399            $14,311          $10,396



14.      UNITED STATES ACCOUNTING PRINCIPLES

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes some views of the SEC on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The SEC believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company believes that its current revenue recognition policy complies with the SEC guidelines.

         The following table reconciles the net earnings (loss) as reported on the statements of operations and deficit prepared in accordance with Canadian GAAP to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP.

                                                                        2001               2000              1999
                                                                     -----------        ------------     ------------
Net earnings (loss) in accordance with
     Canadian GAAP                                                   $(2,906,118)           $932,785         $567,377
Deferred product development costs
     (net of income taxes)                                                      -                  -         (75,223)
Reduction in amortization of
     development costs (net of income taxes)                               18,739             18,739
                                                                     -----------        ------------     ------------
                                                                                                                    -
Net earnings (loss) in accordance with
     U.S. GAAP                                                       $(2,887,379)           $951,524         $492,154
                                                                     ============           ========         ========
Total assets                                                          $28,810,270        $38,083,269      $25,208,447
                                                                      ===========        ===========      ===========
Deficit                                                             $(10,104,171)       $(7,216,792)     $(8,168,316)
                                                                    =============       ============     ============

                          CABLETEL COMMUNICATIONS CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


14.      UNITED STATES ACCOUNTING PRINCIPLES (continued)


         (A)      EARNINGS PER SHARE

                  Earnings per share calculations under U.S. GAAP reflecting the Statement of Financial Accounting Standards No. 128 (SFAS
                  128), for the years ended December 31, 2001, 2000, and 1999 would not differ materially from the calculations required by the pronouncements of CICA handbook Section 3500 which was adopted at the commencement of Fiscal 2001.

         (B)      COMPREHENSIVE INCOME

                  Statement of Financial Accounting Standards No. 130 (SFAS
                  130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the years ended December 31, 2001, 2000, and 1999 the Company's comprehensive income was the same as net earnings.

         (C)      STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 (SFAS 133)

                  The Company has reviewed SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 became effective for all fiscal quarters of fiscal years beginning after June 18, 2000.

                  The Company has adopted the provisions of this statement as of January 1, 2001. The adoption of SFAS 133 does not have any material impact on the Company's results of operations, financial position or cash flows.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


14.      UNITED STATES ACCOUNTING PRINCIPLES (continued)

         (D) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123

                  Issued by the Financial Accounting Standards Board in October, 1996, Statement of Financial Accounting Standards No. 123, (SFAS 123), "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees".

                  Entities electing to remain with the accounting in APB 25 must make pro-forma disclosures of net income and, if presented, earnings per share, as if the fair value based methods of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1996.

                  The Company accounts for its stock options under Canadian GAAP, which, in the Company's circumstances are not materially different from the amounts that would be determined under the provisions of the APB 25 and related interpretations in accounting for its stock option plan. No compensation expense has been charged to the statement of operations for the plan for the twelve months ended December 31, 2001, 2000 and 1999. Had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under SFAS 123, the Company's net income and earnings per share would have been reported as the pro-forma amounts indicated in the table below.

                  The fair value of each option grant was estimated on the date of the grant using the fair value recognition method, with the following assumptions: risk free interest rate of 5% (2000 - 5% and 1999 - 5%) dividend yield of 0%, theoretical volatility assumption of .90 (2000 - .89 and 1999 - .89), three years vesting provision on certain options granted in 2001, 2000 and 1999, and the expected lives of options of 3 to 7 years (2000
                  - 3 to 7 years, 1999 - 3 - 5 years).

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


14.      UNITED STATES ACCOUNTING PRINCIPLES (continued)

         AS REPORTED

                                                                     2001                 2000               1999
                                                                  AS REPORTED          AS REPORTED         AS REPORTED
                                                                  -----------          -----------         -----------
Net income (loss)
     - U.S. GAAP                                                  $(2,887,379)            $951,524           $492,154
Net earnings (loss) per share
     Basic                                                             ($0.41)               $0.14              $0.08
     Diluted                                                           ($0.41)               $0.13              $0.07


PRO-FORMA

                                                                     2001                 2000               1999
                                                                   PRO-FORMA           PRO-FORMA           PRO-FORMA
                                                                  -----------          -----------         -----------
Net income (loss)
     - U.S. GAAP                                                  $(3,925,338)          $(817,930)         $(390,770)
Net earnings (loss) per share
     Basic                                                             ($0.55)               $0.12              $0.06
     Diluted                                                           ($0.55)               $0.12              $0.06
                                                                  -----------          -----------         -----------
Weighted average fair value of
     options granted during this period                                 $1.66                $4.27              $3.15



         (E)      RECENT UNITED STATES ACCOUNTING PRONOUNCEMENTS

         (i) On June 29, 2001, the FASB approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 141 and SFAS 142 are effective for fiscal years beginning on or after January 1, 2002 with early adoption permitted under certain circumstances. In all cases, the standard must be adopted at the beginning of a fiscal year. Retroactive adoption is not permitted.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


14.      UNITED STATES ACCOUNTING PRINCIPLES (continued)

                  SFAS 141 requires all business combinations to be accounted for under the purchase method and requires the separate recognition of intangible assets apart from goodwill if criteria are met. SFAS 142 prohibits the amortization of goodwill and indefinite life intangible assets. Instead, goodwill and intangible assets are to be written down whenever carrying value exceeds fair value. Intangible assets that do not have an indefinite life must continue to be amortized. The Company has assessed the standard and does not believe that adoption SFAS 141 and SFAS 142 will have a material impact on the Company's financial statements.

         (ii) In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which is effective for fiscal years beginning on or after June 15, 2002. The standard establishes accounting standards for recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. The Company has assessed the impact of the adoption of this new standard and does not believe it will have a material impact on its financial statements.

         (iii) In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment of Disposal of Long-lived assets: (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has assessed the impact of the adoption of this new standard and it does not have a material impact on its financial statements.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


15.      SUBSEQUENT EVENTS


         (A) On March 12, 2001, the Company announced that it had entered into an agreement with Allied Wire and Cable Ltd., ("ALLIED") a leading supplier of products to the cable and telecom sectors in Western Canada, whereby Cabletel was to have acquired the privately-owned Allied Group of Companies subject to board of director approval, such approval has not been granted due to a lack of financing. The Company is negotiating to acquire approximately 30% to 40% of Allied by way of an interest-bearing convertible debenture. Included in other assets is an amount of $606,720 due from Allied previously classified as accounts receivable relating to the sale of products in the normal course of business. The terms of the debenture are expected to be finalized by April 30, 2002.

        (B) As of February 28, 2002 the Company entered into an extension agreement until April 30, 2002 with its main bank lender, HSBC Canada that will permit the Company to prepare new loan documentation and satisfy other conditions required to close refinancing based on credit approval the Company received with a major asset-based lender for a new credit facility to replace its existing operating bank to provide the Company with improved liquidity. (See Note 4)

        (C) On July 11, 2001, the Company entered into an agreement to acquire the Stirling Connector business of its US distributor, N-R-G Control Company ("N-R-G") of Jackson, Mississippi for approximately U.S. $500,000 payable over 2 years beginning April 1, 2002.

                  Included in accounts receivable is a net amount of $801,600 relating to the sale of products to N-R-G in the ordinary course of business. It is anticipated that N-R-G will return for credit approximately $170,000 of product to the Company. The Company has set up an allowance for bad debt in the amount of $54,400 as a reserve for the gross margin impact of the anticipated return of product in addition to a previously provided allowance of $150,000.

EXHIBIT 21




                        Subsidiaries at December 31, 2001


Direct Wholly-Owned Subsidiaries                                  Jurisdiction
--------------------------------                                  ------------
Stirling (Israel) Ltd.                                               Israel
Stirling Connectors U.S.A., Inc.                                    Delaware

                          CABLETEL COMMUNICATIONS CORP.

                                   SCHEDULE II
                                (CANADIAN FUNDS)

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                      CHARGED          CHARGED
                                                     BALANCE AT      TO COSTS &       TO OTHER                      BALANCE AT
                                                     BEGINNING        EXPENSES        ACCOUNTS       DEDUCTIONS         END
                                                     ---------        --------        --------       ----------     ----------
                                                         $               $                $               $              $
FOR THE YEAR ENDED DECEMBER 31, 2001
   Allowance for uncollectible trade
   Receivables                                        276,005         596,400                -         (25,211)       847,194
   Allowance for inventory obsolescence               863,241         470,007                -                -     1,333,278
FOR THE YEAR ENDED DECEMBER 31, 2000
   Allowance for uncollectible trade                  242,489          42,000                -          (8,484)       276,005
   receivables
   Allowance for inventory obsolescence               798,564          64,677                -                -       863,241
FOR THE YEAR ENDED DECEMBER 31, 1999
   Allowance for uncollectible trade
   receivables                                        191,756          52,000                -          (1,267)       242,489
   Allowance for inventory obsolescence               974,061         175,497                -                -       798,564
