Form 10-Q
period 2002-03-31
CABLETEL COMMUNICATIONS CORP
filed 2002-05-17
CIK 925601

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                                    Commission File Number
   March 31, 2002                                               1-13332



                          CABLETEL COMMUNICATIONS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Ontario, Canada                                    8647 8526
--------------------------------              ----------------------------------
(State or other jurisdiction of               (Canadian Federal Tax Account No.)
incorporation or organization)


                                 230 Travail Rd.
                        Markham, Ontario, Canada L3S 3J1
                    ----------------------------------------
                    (Address of principal executive offices)


      Registrant's telephone number, including area code: (905) 475-1030

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                        ---        ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:


          Class                                   Outstanding as at May 10, 2002
--------------------------                        ------------------------------
Common Stock, no par value                                    7,167,612

                          CABLETEL COMMUNICATIONS CORP.
                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2002

                                      INDEX

                                                                               PAGE NO.
                                                                               --------
Part I.    Financial Information

Item 1.    Financial Statements

           Balance Sheet as at
             March 31, 2002 and December 31, 2001                                    3

           Statement of Operations and Deficit
             For the 3 month period ended March 31, 2002 and 2001                    4

           Statement of Cash Flows
             For the 3 month period ended March 31, 2002 and 2001                    5

           Notes to Financial Statements                                        6 - 21

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               22 - 32

Item 3.    Quantitative and Qualitative Disclosures of Market Risk                  32

Part II.   Other Information                                                        33

Item 1.    Legal Proceedings                                                        33

Item 6.    Exhibits and Reports on Form 8-K                                         33


     The Company is a "Foreign Private Issuer" as defined in Rule 3b-4 under the Securities Exchange Act of 1994, as amended. Although as a Foreign Private Issuer the Company is eligible to file reports on Form 6-K, the Company has voluntarily elected to file quarterly reports on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          CABLETEL COMMUNICATIONS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                (CANADIAN FUNDS)

                                     ASSETS

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2002             2001
                                                                   ------------     -------------
CURRENT
     Cash                                                          $     13,524     $     12,292
     Accounts receivable
         (net of allowance of $616,421; 2001 - $847,194)             12,930,264       14,155,425
     Inventory (Note 2)                                              10,242,918       10,629,957
     Income taxes recoverable                                           154,981          120,000
     Prepaid expenses, deposits and other                               771,379          761,843
                                                                   ------------     ------------
                                                                     24,113,066       25,679,517

PROPERTY, PLANT AND EQUIPMENT (Note 3)                                2,235,444        2,297,821

OTHER ASSETS                                                            604,809          606,720

OTHER RECEIVABLES (Note 8(i))                                           224,000          220,000

PRODUCT DEVELOPMENT COSTS
     (net of amortization of $77,628; 2001 - $69,011)                    57,510           66,137
                                                                   ------------     ------------
                                                                   $ 27,234,829     $ 28,870,195
                                                                   ============     ============
                                    LIABILITIES
CURRENT
     Bank indebtedness (Note 4)                                    $ 10,367,665     $ 11,308,972
     Accounts payable                                                 7,692,557        8,757,675
     Accrued liabilities                                              2,188,976        1,848,091
     Long-term debt (Note 5)                                            172,120          171,385
                                                                   ------------     ------------
                                                                     20,421,318       22,086,123

LONG-TERM DEBT (Note 5)                                                 682,225          713,737
                                                                   ------------     ------------
                                                                     21,103,543       22,799,860
                                                                   ============     ============

COMMITMENTS AND CONTINGENCIES (Note 9)

                               SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 6)
     AUTHORIZED
         Unlimited   First preferred shares, issuable in series
         Unlimited   Common shares
     ISSUED
         7,167,612 Common shares (2001 - 7,167,612)                  16,136,761       16,136,761

DEFICIT                                                             (10,005,475)     (10,066,426)
                                                                   ------------     ------------
                                                                      6,131,286        6,070,335
                                                                   ------------     ------------
                                                                   $ 27,234,829     $ 28,870,195
                                                                   ============     ============



See accompanying notes to financial statements.

                          CABLETEL COMMUNICATIONS CORP.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                (CANADIAN FUNDS)

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                2002             2001
                                                            ------------     ------------
SALES                                                       $ 13,183,686     $ 14,536,333
COST OF SALES                                                 10,735,672       12,118,557
                                                            ------------     ------------
GROSS PROFIT                                                   2,448,014        2,417,776
                                                            ------------     ------------

EXPENSES
     Selling, general and administrative                       2,147,769        2,531,461
     Amortization                                                 65,085           59,421
     Interest - bank indebtedness                                147,524          256,796
     Interest - long-term debt                                    17,685           24,705
                                                            ------------     ------------
                                                               2,378,063        2,872,383
                                                            ------------     ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                               69,951         (454,607)
     Income taxes (recovery)                                       9,000         (239,693)
                                                            ------------     ------------
NET EARNINGS (LOSS) FOR THE PERIOD                                60,951         (214,914)
DEFICIT, beginning of period                                 (10,066,426)      (7,160,308)
                                                            ------------     ------------
DEFICIT, end of period                                      $(10,005,475)    $ (7,375,222)
                                                            ============     ============
EARNINGS (LOSS) PER SHARE (Note 7)
     Basic                                                  $       0.01     ($      0.03)
                                                            ============     ============
     Fully diluted                                          $       0.01     ($      0.03)
                                                            ============     ============


See accompanying notes to financial statements.

                          CABLETEL COMMUNICATIONS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CANADIAN FUNDS)

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                         2002            2001
                                                                     -----------     -----------
OPERATING ACTIVITIES
     Net income (loss) for the period                                $    60,951     $  (214,914)
     Imputed interest                                                     (4,000)         (4,000)
     Future income taxes                                                      --        (248,693)
     Amortization                                                         65,093         159,924
     Change in provision for doubtful accounts                          (230,773)        110,500
     Change in accounts receivable                                     1,455,934       7,650,264
     Change in inventory                                                 387,039      (3,696,819)
     Change in other assets                                                1,911              --
     Change in prepaid expenses, deposits and other                       (9,536)       (553,434)
     Change in accounts payable and accrued liabilities                 (724,233)     (1,781,813)
     Change in income taxes recoverable                                  (34,981)             --
                                                                     -----------     -----------
                                                                         967,405       1,421,015
                                                                     -----------     -----------
FINANCING ACTIVITIES
     Bank indebtedness                                                  (941,307)     (1,095,621)
     Issuance of common shares                                                --           5,671
     Repayment of long-term debt                                         (30,777)        (41,892)
                                                                     -----------     -----------
                                                                        (972,084)     (1,131,842)
                                                                     -----------     -----------
INVESTING ACTIVITIES
     (Purchase of) disposal of equipment                                   5,911        (153,346)
                                                                     -----------     -----------
                                                                           5,911        (153,346)
                                                                     -----------     -----------

CHANGE IN CASH                                                             1,232         135,827
CASH, beginning of period                                                 12,292          38,219
                                                                     ===========     ===========
CASH, end of period                                                  $    13,524     $   174,046
                                                                     ===========     ===========
SUPPLEMENTARY CASH FLOW INFORMATION
     Interest paid                                                   $   169,209     $   285,500
                                                                     ===========     ===========
     Income taxes paid                                               $        --     $        --
                                                                     ===========     ===========


See accompanying notes to financial statements.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 12, conform, in all material respects, with the accounting principles generally accepted in the United States.

     (A)  GENERAL

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which, are necessary to present fairly the consolidated financial position as at March 31, 2002 and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2002 and 2001.

          While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

          The interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. However, the interim financial statements do not include all disclosures necessary to conform in all respects to the requirements of generally accepted accounting principles for annual financial statements.

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

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002

2.   INVENTORY

                                     MARCH 31,    DECEMBER 31,
                                       2002          2001
                                   -----------    -----------
      Raw Material                 $   289,854    $   284,258
      Work in process                  642,565        655,933
      Finished goods                 9,310,499      9,689,766
                                   -----------    -----------
                                   $10,242,918    $10,629,957
                                   ===========    ===========


3.   PROPERTY, PLANT AND EQUIPMENT

                                     MARCH 31, 2002                      DECEMBER 31, 2001
                                      ACCUMULATED                           ACCUMULATED
                          -----------------------------------    -----------------------------------
                            COST      AMORTIZATION     NET         COST     AMORTIZATION      NET
                          ---------   ------------  ---------    ---------  ------------   ---------
                              $            $            $            $           $             $
Leasehold improvements      690,090      250,569      439,521      688,024      235,296      452,728
Equipment                 3,878,030    2,082,107    1,795,923    3,886,007    2,040,914    1,845,093
                          ---------    ---------    ---------    ---------    ---------    ---------
                          4,568,120    2,332,676    2,235,444    4,574,031    2,276,210    2,297,821
                          =========    =========    =========    =========    =========    =========


     The Company did not amortize equipment with a carrying amount of $837,142 relating to certain manufacturing equipment during a period the equipment was not in use. The Company assessed future cash flow based on the Company's expected plan of operations and it was determined there was no impairment in value. It is the Company's intention to utilize these assets in its manufacturing operations over the current year.


4.   BANK INDEBTEDNESS

     At March 31, 2002, the bank indebtedness consisted of overdraft accounts, bearing interest at prime plus 1.75% per annum and was secured by general assignments of book debts and inventory, demand debentures constituting a first fixed and floating charge on the remaining assets of the Company and assignments of insurance.

     On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMBRO BANK N.V., Canada Branch ("LaSalle") for a three year committed fifteen million Canadian dollars (CAD$15,000,000), or its United States dollar equivalent. Canadian Dollar borrowings under the Revolving Credit Facility will bear interest at the LaSalle Prime Reference Rate plus one and a half percent (1.5%). United States

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


4.   BANK INDEBTEDNESS (continued)

     Dollar borrowings under the Revolving Credit Facility will bear interest at the LaSalle U.S. Base Reference Rate plus one and a half percent (1.5%). The facilities are secured by a first priority security position in all personal property (including without limitation accounts, contract rights, inventory, machinery and equipment, second position in the case of certain machinery and equipment securing a prior loan by the Business Development Bank of Canada, and general intangibles), existing and future.


5.   LONG-TERM DEBT

                                            March 31,  December 31,
                                              2002         2001
                                            --------   -----------
     (i)  Term loan-Leaseholds              $346,945    $354,122
     (ii) Term loan-Equipment                507,400     531,000
                                            --------    --------
                                             854,345     885,122
          Less:  Current portion             172,120     171,385
                                            --------    --------
                                            $682,225    $713,737
                                            ========    ========

     (i) Long-term debt bears interest at 10% per annum, payable in equal monthly installments of $5,264 (principal and interest) for ten years until February 14, 2010. This debt was obtained for the improvements of the building covered by a lease agreement and is payable to the landlord, together with the monthly lease payments.

     (ii) Long-term debt bears interest at Business Development Bank of Canada ("BDC") prime plus 0.75% per annum payable monthly over a period of 5 years. This debt was provided by the BDC to purchase production machinery used in the manufacturing of connectors. BDC has provided a total facility of $700,000 which is available to the company for capital purchases and is collateralized by the assets acquired under this facility.

          Principal payments required in each of the next five years on long term debt are as follows:

                                         Term loan (i)       Term loan (ii)
                                         -------------       --------------
              2002                          $29,785             $141,600
              2003                           32,838              141,600
              2004                           36,204              141,600
              2005                           39,914              106,200
              2006                           44,006                   --
              Beyond 2006                   171,375                   --

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002

6.   CAPITAL STOCK

                                      NUMBER         AMOUNT
                                   -----------    -----------
     Balance, December 31, 2001      7,167,612    $16,136,761
       Exercise of options                  --             --
                                   -----------    -----------
     Balance, March 31, 2002         7,167,612    $16,136,761
                                   ===========    ===========

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

     Common shares have been reserved for stock options on the following basis:

                                                 OPTION      WEIGHTED
                                  SHARES          PRICE      AVERAGE
                                ----------     -----------   --------
                                                    $           $
OUTSTANDING AND EXERCISABLE
Balance at December 31, 2001     1,065,500     1.53 - 9.28    4.62
                                ==========     ===========    ====
Granted                            424,500         2.10       2.10
Cancelled                           (4,000)    1.53 - 9.28    7.34
                                ----------     -----------    ----
Balance at March 31, 2002        1,486,000     1.53 - 9.28    3.89
                                ==========     ===========    ====

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


7.   EARNINGS PER SHARE

     (A)  BASIC EARNINGS PER SHARE

          The weighted average number of shares outstanding amounted to 7,167,612 for the three months ended March 31, 2002 and 7,070,973 for the three months ended March 31, 2001.

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

          For the three months ended March 31, 2002 the exercise of outstanding stock options do not have a dilutive effect on earnings (loss) per share. The weighted average number of shares for diluted earnings per share amounted to 7,623,211 and 7,217,865 for the three months ended March 31, 2002 and 2001 respectively.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


7.   EARNINGS PER SHARE (continued)

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    2002          2001
                                                -----------    -----------
     NUMERATOR:
     Net earnings (loss) and numerator for
       basic earnings (loss) and for diluted
       earnings (loss) per share                $    60,951    $  (214,914)

     DENOMINATOR:
     Weighted-average shares for basic
       earnings per share                         7,167,612      7,070,973
                                                -----------    -----------

     EFFECT OF DILUTIVE SECURITIES:
     Employee stock options                         455,599        146,892
                                                -----------    -----------
     Dilutive potential of common shares            455,599        146,892
                                                -----------    -----------
     Adjusted weighted-average
       shares and assumed conversions
         for diluted earnings per share           7,623,211      7,217,865
                                                -----------    -----------

     Basic earnings (loss) per share            $      0.01    ($     0.03)
                                                -----------    -----------
     Diluted earnings (loss) per share          $      0.01    ($     0.03)
                                                -----------    -----------


8.   RELATED PARTY TRANSACTIONS

     (i) On December 12, 2000, the Company's Board of Directors approved two executive loan agreements (i) to the President of the Company in the amount of $150,000 and (ii) to the Chief Financial Officer of the Company in the amount of $100,000. The loans mature on December 19, 2003, and are unsecured and interest-free. The Company carries these loans at estimated fair value using a discount rate of 7% per annum.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


8.   RELATED PARTY TRANSACTIONS (continued)

     (ii) For the three months ended March 31, 2002 the Company paid to the Sullivan Group, an entity controlled by the President of the Company, $13,950 and $13,950 for the three months ended March 31, 2001 relating to charges in connection with Mr. Walling's compensation.

    (iii) For the three months ended March 31, 2002 and 2001 the Company incurred charges from Cassels, Brock & Blackwell LLP, a legal firm of which Mr. Peterson, the Chairman of the Company is a Senior Partner, amounting to $20,546 and $1,240 respectively for services they provided.


9.   COMMITMENTS AND CONTINGENCIES

     (A) The Company is party to legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate insurance coverage and/or legal defenses with respect to any of these actions and does not believe that they will materially affect the Company's consolidated financial position or results of operations.

     (B) On March 12, 2001, the Company announced that it had entered into an agreement with Allied Wire and Cable Ltd., ("Allied") a leading supplier of products to the cable and telecom sectors in Western Canada, whereby Cabletel would acquire the privately-owned Allied Group of Companies. The transaction was subject to the Company obtaining necessary financing which had not materialized as of December 31, 2001. As a result the Company and Allied are in the process of restructuring the transaction.

          As a result of normal business operations Allied owed Cabletel $604,809. In connection with the negotiations, Cabletel expects to convert this receivable into a convertible debenture investment in Allied. The terms of the debenture are expected to be finalized by the end of the second quarter.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


10.  SPECIAL CHARGES

     For the year ended December 31, 2001, Cabletel recorded special charges of $357,836 related to termination expenses of 42 employees, of which 32 were engaged in manufacturing activities of Stirling Connectors and 10 were related to inside sales and warehouse functions of Cabletel. As of March 31, 2002, the unpaid balance of these charges included in accrued liabilities was $1,008. For the three months ended March 31, 2002 the Company paid $202,977 relating to the previously recorded special charges.


11.  SEGMENTED INFORMATION

     The Company operates in three separate segments - distribution of broadband communications equipment, distribution of technology equipment and manufacturing of coaxial cable connectors.

     It should be noted that industry segment information may be of limited usefulness in comparing an industry segment of the Company with a similar industry segment of another enterprise.

     Selected information by operating segment is summarized below for the three months ended March 31, 2002 and 2001.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


11.  SEGMENTED INFORMATION (continued)

     SUMMARY OF BUSINESS SEGMENT

     NET REVENUE

                                                             2002             2001
                                                         ------------     ------------
     Distribution                                        $ 10,937,555     $ 10,946,460
     Manufacturing                                          1,755,223        2,704,674
     Technology                                               711,317        1,020,027
     Less: Inter-company eliminations                        (220,409)        (134,828)
                                                         ------------     ------------
     TOTAL NET REVENUE                                   $ 13,183,686     $ 14,536,333
                                                         ============     ============

     GROSS PROFIT

                                                              2002             2001
                                                         ------------     ------------
     Distribution                                        $  1,835,421     $  1,769,926
     Manufacturing                                            511,013          441,968
     Technology                                               101,580          205,882
                                                         ------------     ------------
     TOTAL GROSS PROFIT                                  $  2,448,014     $  2,417,776
                                                         ------------     ------------

     Selling, general and administrative expenses          (2,147,769)      (2,531,461)
     Amortization                                             (65,085)         (59,421)
     Interest expense  - other                               (147,524)        (256,796)
                       - long-term debt                       (17,685)         (24,705)
                                                         ------------     ------------
                                                           (2,378,063)      (2,872,373)
                                                         ============     ============
     Consolidated earnings (loss) before income taxes          69,951         (454,607)
                                                         ============     ============

     IDENTIFIABLE ASSETS:

                                                             2002             2001
                                                         ------------     ------------
     Distribution and Technology                         $ 18,704,003     $ 26,877,416
     Manufacturing                                          8,375,845       10,563,233
     Other unallocated assets                                 154,981          697,263
                                                         ------------     ------------
     TOTAL IDENTIFIABLE ASSETS                           $ 27,234,829     $ 38,137,912
                                                         ============     ============

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


11.  SEGMENTED INFORMATION (continued)

     EXPENDITURES ON PROPERTY, PLANT AND EQUIPMENT

                                                                              2002            2001
                                                                         ------------     ------------
     Distribution and Technology                                         $      2,065     $     63,563
     Manufacturing                                                             (7,976)          89,783
                                                                         ------------     ------------
     TOTAL EXPENDITURES                                                  $     (5,911)    $    153,346
                                                                         ============     ============

     AMORTIZATION
     (Includes amortization in cost of sales.)

                                                                              2002             2001
                                                                         ------------     ------------
     Distribution and Technology                                         $     53,305     $     57,582
     Manufacturing                                                             11,788          102,342
                                                                         ------------     ------------
     TOTAL AMORTIZATION                                                  $     65,093     $    159,924
                                                                         ============     ============

     SUMMARY BY GEOGRAPHICAL AREA

     NET REVENUE
     (Revenues are attributed based on the location of the customer.)

                                                                              2002             2001
                                                                         ------------     ------------
     Canada                                                              $ 11,648,872     $ 11,966,487
     United States                                                          1,264,344        2,102,547
     Other                                                                    270,470          467,299
                                                                         ------------     ------------
     TOTAL NET REVENUE                                                   $ 13,183,686     $ 14,536,333
                                                                         ============     ============

     PROPERTY, PLANT AND EQUIPMENT

     (Property, Plant, Equipment and goodwill by geographical area are based on location of facilities.)

                                               2002              2001
                                            ----------    ----------
     Canada                                 $2,219,859    $2,444,952
     United States                              15,585        22,729
                                            ----------    ----------
     TOTAL PROPERTY, PLANT AND EQUIPMENT    $2,235,444    $2,467,681
                                            ==========    ==========

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002



12.  UNITED STATES ACCOUNTING PRINCIPLES

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

                                                         2002             2001
                                                     ------------     ------------
     Net earnings (loss) in accordance with
       Canadian GAAP                                 $     60,951     $   (214,914)

     Reduction in amortization of
       development costs (net of income taxes)              4,658            4,658
                                                     ------------     ------------
     Net earnings (loss) in accordance with
       U.S. GAAP                                     $     65,609     $   (210,256)
                                                     ============     ============
     Total assets                                    $ 27,177,319     $ 34,917,326
                                                     ============     ============
     Deficit                                         $(10,038,562)    $ (7,427,048)
                                                     ============     ============

                          CABLETEL COMMUNICATIONS CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


12.  UNITED STATES ACCOUNTING PRINCIPLES (continued)


     (A)  EARNINGS PER SHARE

     Earnings per share calculations under U.S. GAAP reflecting the Statement of Financial Accounting Standards No. 128 (SFAS 128), for the three months ended March 31, 2002 and 2001 would not differ materially from the calculations required by the pronouncements of CICA handbook Section 3500 which was adopted at the commencement of Fiscal 2001.

     (B)  COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the three months ended March 31, 2002, and 2001 the Company's comprehensive income was the same as net earnings.

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

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  MARCH 31,2002


12.  UNITED STATES ACCOUNTING PRINCIPLES (continued)

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

          The Company accounts for its stock options under Canadian GAAP, which, in the Company's circumstances are not materially different from the amounts that would be determined under the provisions of the APB 25 and related interpretations in accounting for its stock option plan. No compensation expense has been charged to the statement of operations for the plan for the three months ended March 31, 2002 or March 31, 2001. Had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under SFAS 123, the Company's net income and earnings per share would have been reported as the pro-forma amounts indicated in the table below.

          The fair value of each option grant was estimated on the date of the grant using the fair value recognition method, with the following assumptions: risk free interest rate of 5% (2001 - 5%) dividend yield of 0%, theoretical volatility assumption of .90 (2001 - .90), three years vesting provision on all options granted in 2002 and 2001, and the expected lives of options of 3 to 7 years (2001 - 3 to 7 years).

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


12.  UNITED STATES ACCOUNTING PRINCIPLES (continued)

     AS REPORTED

                                                                  2002               2001
                                                              AS REPORTED         AS REPORTED
                                                              -----------         -----------
     Net income (loss)
       - U.S. GAAP                                             $ 65,609           $(210,256)

     Net earnings (loss) per share
       Basic                                                   $   0.01           $   (0.03)
       Diluted                                                 $   0.01           $   (0.03)

    PRO-FORMA

                                                                 2002                2001
                                                               PRO-FORMA           PRO-FORMA
                                                              -----------         -----------
     Net income (loss)
       - U.S. GAAP                                            $(636,616)           $(256,546)

     Net earnings (loss) per share
       Basic                                                  $   (0.09)           $   (0.04)
       Diluted                                                $   (0.09)           $   (0.04)
                                                              ---------            ---------
     Weighted average fair value of
       options granted during this period                     $    1.65            $    2.10


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

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


12.  UNITED STATES ACCOUNTING PRINCIPLES (continued)

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

     (iii)In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment of Disposal of Long-lived assets: (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has assessed the impact of the adoption of this new standard and it does not have a material impact on its financial statements.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                 MARCH 31, 2002


13.  SUBSEQUENT EVENTS


     (A) On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMBRO BANK N.V., Canada Branch ("LaSalle") for a three year committed fifteen million Canadian dollars (CAD$15,000,000), or its United States dollar equivalent. Canadian Dollar borrowings under the Revolving Credit Facility will bear interest at the LaSalle Prime Reference Rate plus one and a half percent (1.5%). United States Dollar borrowings under the Revolving Credit Facility will bear interest at the LaSalle U.S. Base Reference Rate plus one and a half percent (1.5%). The facilities are secured by a first priority security position in all personal property (including without limitation accounts, contract rights, inventory, machinery and equipment second position in the case of certain machinery and equipment securing a prior loan by the Business Development Bank of Canada and general intangibles), existing and future. (See Note 4)

     (B) On April 12, 2002, the Company entered into an agreement to take over the Stirling Connector business of its US distributor, N-R-G Control Company ("N-R-G") of Jackson, Mississippi. The agreement includes a provision to engage the principal of N-R-G as an agent and allows him to earn certain commissions on sales to U.S. customers conditional upon certain conditions being met for a period of 2 years beginning April 12, 2002.

          Included in accounts receivable at March 31, 2002 is a net amount of $801,600 relating to the sale of products to N-R-G in the ordinary course of business. N-R-G returned for credit approximately $300,000 of product to the Company. The Company had previously set up an allowance totaling $204,400 as a reserve for the gross margin impact of the anticipated return of product. A balance of approximately $400,000 remains in accounts receivable related to N-R-G, an amount which is equal to approximately one year of commissions and fees that N-R-G would earn under the agreement.

     (C) Contemporaneously with the Company entering into the new Revolving Credit Facility, the Company renegotiated credit terms with a major supplier. That renegotiation included the conversion of US $2.2 million in outstanding payables owed by the Company into a senior subordinated promissory note. The senior subordinated promissory note is in the principal amount of US $2.2 million, bears interest at the rate of 12 % per annum and is repayable in agreed upon monthly installments of between US $60,000 and US $120,000 over the next two years. In connection with that renegotiation, the Company also issued to the supplier a Warrant to acquire up to 200,000 shares of the Company's common stock at an exercise price of Cdn $1.64 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002

Consolidated net sales for the three months ended March 31, 2002 decreased by $1,352,647 or 9% to $13,183,686 as compared to consolidated net sales of $14,536,333 for the three months ended March 31, 2001. Reduced volumes in the Manufacturing and Technology segments are reflective of the financial and market conditions that impacted growth in the cable industry resulting in reduced capital spending by the Canadian cable operators.

The following table shows comparative sales by segment:

                                             Net Sales
                                        Three Months Ended
                                            March 31,
                                  -----------------------------
                                      2002             2001
                                  ------------     ------------
     Distribution                 $ 10,937,555     $ 10,946,460
     Manufacturing                   1,755,223        2,704,674
     Technology                        711,317        1,020,027
     Less: Inter-company sales        (220,409)        (134,828)
                                  ------------     ------------
     Net Sales                    $ 13,183,686     $ 14,536,333
                                  ============     ============

     Net sales of $10,937,555 in the Distribution segment for the three months ended March 31, 2002 reflects a decrease of $8,905 compared to $10,946,460 for the three months ended December 31, 2001. The negligible change is indicative of a stabilization in capital spending by Canadian cable operators.

     Net sales in the Manufacturing segment of $1,755,223 for the three months ended March 31, 2002, reflects a decrease of $949,451 or 35% when compared to $2,704,674 for the three months ended March 31, 2001. The decrease is primarily due to a slow down in the growth in the cable industry. Also sales to foreign countries for the three months ended March 31, 2002 were $1,534,814 compared to $2,569,846 for the three months ended March 31, 2001. The decrease is primarily due to lower sales to major satellite companies. The Company has taken aggressive action in an attempt to increase sales to the U.S., by establishing offices and warehousing facilities in Indiana to facilitate distribution of products. In addition, the Company established sales forces throughout the U.S. to better service customers.

     Net sales of $711,317 in the Technology segment for the three months ended March 31, 2002 reflects a decrease of $308,710 or 30% when compared to $1,020,027 for the three months ended March 31, 2001. The decrease is primarily due to project postponements in the net working industry.

     Gross profit for the three months ended March 31, 2002 of $2,448,014 increased $30,238 or 1% compared to gross profit of $2,417,776 for the three months ended March 31, 2001. Gross margin for the three months ended March 31, 2002 was 19% as compared to 17% for the three months ended March 31, 2001. The primary reason for the increase in gross margin for the three months ended March 31, 2002 results from better efficiencies achieved in the Company's Manufacturing segment and is also reflective of a change in product mix in the Distribution segment.

     Gross profit of $1,835,421 in the Cabletel Distribution segment for the three months ended March 31, 2001 reflects an increase of $65,495 or 4% when compared to $1,769,926 for the three months ended March 31, 2001. Cabletel Distribution segment gross margin for the three months ended March 31, 2002 was 17% an increase compared to a gross margin of 16% for the three months ended March 31, 2001. The increase is primarily due to a change in product mix.

     Gross profit of $511,013 in the Manufacturing segment for the three months ended March 31, 2002 reflects an increase of $69,045 or 16% when compared to gross profit of $441,968 for the three months ended March 31, 2001. The increase is primarily due to better manufacturing efficiencies achieved by eliminating unfavorable production variances through cost cutting measures implemented in the third quarter of 2001. The Company is currently purchasing Stirling connector products from its supplier in the far east and manufacturing selective products locally.

     Gross profit of $101,580 in the Technology segment for the three months ended March 31, 2002 reflects a decrease of $104,302 or 51% when compared to $205,882 for the three months ended March 31, 2001. Technology segment gross margin for the three months ended March 31, 2002 was 14%, which is lower than the prior period gross margin of 20%. The Technology segment experienced the effects of a slowdown in the industry resulting in a more competitive environment.

     Selling, general and administrative expenses for the three months ended March 31, 2002 decreased $383,692 or 15% to $2,147,769 when compared to $2,531,461 for the three months ended March 31, 2001. As a percentage of sales, selling, general and administrative expenses for the three months ended March 31, 2002 were 16% compared to 17% for the three months ended March 31, 2001. The Company has made a conscious effort to reduce certain costs which have contributed in returning the Company to profitability.

     Interest expense decreased $116,292 to $165,209 for the three months ended March 31, 2002 compared to $281,501 for the three months ended March 31, 2001. The decrease in interest expense reflects lower interest rates on borrowings of the Company's line of credit with HSBC Bank Canada during the year as well as interest expense on long-term debt acquired to purchase equipment and perform leasehold improvements.

     Earnings from operations before taxes for the three months ended March 31, 2002 was $69,951 as compared to a loss from operations before taxes of $454,607 for the three months ended March 31, 2001. Total operating expenses of $2,378,063 for the three months ended March 31, 2002 were $494,320 lower than $2,872,383 reported for the three months ended March 31, 2001.

     Income taxes for the three months ended March 31, 2002 were $9,000 compared to a recovery of $454,607 for the three months ended March 31, 2001. In assessing its tax future assets, management considers whether it is more likely than not that some portion or all of the future tax assets will be recognized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income projections for future taxable income over the periods, which the future tax assets are deductible. During the year ended December 31, 2001, management re-evaluated the likelihood of realization of the benefits of the future tax assets and decided to revise the valuation allowance, as a result the balance of future income taxes as of December 31, 2001 were reduced to nil.

     Net income for the three months ended March 31, 2002 was $60,951 compared to a net loss of $214,914 for the three months ended March 31, 2001. Basic income per share was $0.01 for the three months ended March 31, 2002 compared to basic loss per share of $0.03 for the three months ended March 31, 2001. Fully diluted income per share was $0.01 for the three months ended March 31, 2002 compared to fully diluted loss per share of $0.03 for the three months ended March 31, 2001.


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its working capital requirements through cash flow generated by its operations and bank indebtedness. Net cash of $972,084 was used during the three months ended March 31, 2002 for financing activities. Of such amount $941,307 was used to repay bank indebtedness and $30,777 was used to repay long-term debt on a term loan from the landlord of the Company's head office building.

     Net cash provided by operating activities for the three months ended March 31, 2002 was $967,405. Cash flow from reductions in accounts receivable and inventory was $1,455,934 and $387,039, respectively. Offsetting the inflows were outflows of cash used to reduce accounts payable and accrued liabilities in the amount of $724,233.

     Net cash provided by investing activities for the three months ended March 31, 2002 was $5,911 relating to the disposition of capital assets.

     On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMBRO BANK N.V., Canada Branch ("LaSalle") for a three year committed fifteen million Canadian dollars (CAD$15,000,000), or its United States dollar equivalent. The new facility replaces the Company's previous $12 million credit facility with HSBC Bank Canada. With this new facility, Cabletel is well positioned to support and accelerate its current level of activity and enhance the Company's growth potential. Contemporaneously with the Company entering into the new Revolving Credit Facility, the Company renegotiated credit terms with a major supplier. That renegotiation included the conversion of US $2.2 million in outstanding payables owed by the Company into a senior subordinated promissory note.

     Changes in spending patterns of Cabletel's key customers will have a direct effect on the results of the Company's operations and financial condition. In particular, sales to Rogers Cable Systems Limited, East Link Cablesystems, COGECO Cable Inc., Shaw Communications Inc., and Regional Cablesystems, Cabletel's largest customers which have accounted for approximately 21%, 9%, 6%, 5% and 5% respectively for the 12 month period ending December 31, 2001, of the Company's total sales. Any future decision by Rogers Cablesystems Limited or East Link Cablesystems, to reduce purchases could have a material adverse effect on the Company's business, results of operations, and financial condition.

     The Company does not engage in any hedging activities, including, currency hedging activities, in connection with purchases of merchandise from the United States, sales to foreign countries, and distribution operation in Israel.


SUBSEQUENT EVENTS

     (A) On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMBRO BANK N.V., Canada Branch ("LaSalle") for a three year committed fifteen million Canadian dollars (CAD$15,000,000), or its United States dollar equivalent. Canadian Dollar borrowings under the Revolving Credit Facility will bear interest at the LaSalle Prime Reference Rate plus one and a half percent (1.5%). United States Dollar borrowings under the Revolving Credit Facility will bear interest at the LaSalle U.S. Base Reference Rate plus one and a half percent (1.5%). The facilities are secured by a first priority security position in all personal property (including without limitation accounts, contract rights, inventory, machinery and equipment, second position in the case of certain machinery and equipment securing a prior loan by the Business Development Bank of Canada, and general intangibles), existing and future. (See Note 4)

     (B) On April 12, 2002, the Company entered into an agreement to take over the Stirling Connector business of its US distributor, N-R-G Control Company ("N-R-G") of Jackson, Mississippi for approximately U.S. $500,000 payable over 2 years beginning May 1, 2002.

          Included in accounts receivable at March 31, 2002 is a net amount of $801,600 relating to the sale of products to N-R-G in the ordinary course of business. N-R-G returned for credit approximately $300,000 of product to the Company. The Company had previously set up an allowance for bad debt totaling $204,400 as a reserve for the gross margin impact of the anticipated return of product.

     (C) Contemporaneously with the Company entering into the new Revolving Credit Facility, the Company renegotiated credit terms with a major supplier. That renegotiation included the conversion of US $2.2 million in outstanding payables owed by the Company into a senior subordinated promissory note. The senior subordinated promissory note is in the principal amount of US $2.2 million, bears interest at the rate of 12 % per annum and is repayable in agreed upon monthly installments of between US $60,000 and US $120,000 over the next two years. In connection with that renegotiation, the Company also issued to the supplier a Warrant to acquire up to 200,000 shares of the Company's common stock at an exercise price of Cdn $1.64 per share.

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

(iii)In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment of Disposal of Long-lived assets: (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has assessed the impact of the adoption of this new standard and it does not have a material impact on its financial statements.

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


Capital Spending of Key Customers

     Changes in spending patterns of Cabletel's key customers will have a direct effect on the results of the Company's operations and financial condition. In particular, sales to Rogers Cable Systems Limited, East Link Cablesystems, COGECO Cable Inc., Shaw Communications Inc., and Regional Cablesystems, Cabletel's largest customers which have accounted for approximately 21%, 9%, 6%, 5% and 5% respectively for the 12 month period ending December 31, 2001, of the Company's total sales. Any future decision by Rogers Cablesystems Limited or East Link Cablesystems, to reduce purchases could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     The following discussion of the Company's risk-management activities includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

     Cabletel is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, Cabletel may enter into various derivative transactions, when appropriate. Cabletel does not hold or issue derivative instruments for trading or other speculative purposes. As of March 31, 2002, the Company had no material contracts denominated in foreign currencies.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is party to legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate insurance coverage and/or legal defenses with respect to any of these actions and does not believe that they will materially affect the Company's consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

None

     (b)  Reports on Form 8-K

          (i) The Company filed a current report on Form 8-K dated February 4, 2002. Under ITEM 5 of that 8-K the Company announced that its primary bank lender had agreed to extend the expiration of the term of the Company's existing bank line from January 31, 2002 to February 28, 2002.

          (ii) The Company filed a current report on Form 8-K dated March 1, 2002. Under ITEM 5 of that 8-K the Company announced that it had received credit approval from a major asset-based lender for a new credit facility to replace its existing operating bank line.

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.


                                       CABLETEL COMMUNICATIONS CORP.


Date:  May 17, 2002                    By: /s/ Gregory Walling
                                           ----------------------------------
                                           Gregory Walling
                                           President and Chief Executive Officer

Date:  May 17, 2002                    By: /s/ Ron Eilath
                                           ----------------------------------
                                           Ron Eilath
                                           Chief Financial Officer and
                                           Secretary Treasurer