Form 10-Q
period 2002-06-30
CABLETEL COMMUNICATIONS CORP
filed 2002-08-16
CIK 925601

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended                                 Commission File Number
      June 30, 2002                                            1-13332



                          CABLETEL COMMUNICATIONS CORP.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


       Ontario, Canada                                       8647 8526
       ---------------                                       ---------
(State or other jurisdiction of                       (Canadian Federal Tax
 incorporation or organization)                            Account No.)



                                 230 Travail Rd.
                        Markham, Ontario, Canada L3S 3J1
                        --------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (905) 475-1030

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:


          Class                                 Outstanding as at August 9, 2002
--------------------------                      --------------------------------
Common Stock, no par value                                  7,167,612





================================================================================

                          CABLETEL COMMUNICATIONS CORP.
                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2002

                                      INDEX


                                                                              PAGE NO.
                                                                             ----------
Part I.     Financial Information

Item 1.     Financial Statements

            Balance Sheet as at
               June 30, 2002 and December 31, 2001                                 3

            Statement of Operations and Deficit
               For the 3 and 6 month periods ended June 30, 2002 and 2001          4

            Statement of Cash Flows
               For the 3 and 6 month periods ended June 30, 2002 and 2001          5

            Notes to Financial Statements                                     6 - 19

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              20 - 29

Item 3.     Quantitative and Qualitative Disclosures of Market Risk               29

Part II.    Other Information                                                     30

Item 1.     Legal Proceedings                                                     30

Item 6.     Exhibits and Reports on Form 8-K                                      30

         The Company is a "Foreign Private Issuer" as defined in Rule 3b-4 under the Securities Exchange Act of 1994, as amended. Although as a Foreign Private Issuer the Company is eligible to file reports on Form 6-K, the Company has voluntarily elected to file quarterly reports on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          CABLETEL COMMUNICATIONS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                (CANADIAN FUNDS)

                                     ASSETS
                                                                                               JUNE 30,          DECEMBER 31,
                                                                                                 2002                2001
                                                                                             ------------        -------------
CURRENT
  Cash                                                                                       $     41,081        $     12,292
  Accounts receivable
    (net of allowance of $275,008; 2001 - $847,194)                                            17,524,270          14,155,425
  Inventory (Note 2)                                                                           10,083,930          10,629,957
  Income taxes recoverable                                                                        200,192             120,000
  Prepaid expenses and deposits                                                                   958,944             761,843
                                                                                             ------------        ------------
                                                                                               28,808,417          25,679,517

PROPERTY, PLANT AND EQUIPMENT (Note 3)                                                          2,197,229           2,297,821

DEFERRED REFINANCING FEES                                                                         766,667                --

OTHER (Note 9 b)                                                                                  228,000             826,720

PRODUCT DEVELOPMENT COSTS
  (net of amortization of $86,254; 2001 - $69,011)                                                 48,884              66,137
                                                                                             ------------        ------------
                                                                                             $ 32,049,197        $ 28,870,195
                                                                                             ============        ============
                                   LIABILITIES

CURRENT
  Bank indebtedness (Note 4)                                                                 $ 13,223,523        $ 11,308,972
  Accounts payable                                                                              6,340,648           8,757,675
  Accrued liabilities                                                                           3,169,428           1,848,091
  Long-term debt (current portion of long-term debt) (Note 5)                                   1,446,482             171,385
                                                                                             ------------        ------------
                                                                                               24,180,081          22,086,123

LONG-TERM DEBT (Note 5)                                                                         2,247,984             713,737
                                                                                             ------------        ------------
                                                                                               26,428,065          22,799,860
                                                                                             ============        ============

COMMITMENTS AND CONTINGENCIES (Note 9)


                              SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 6)
  AUTHORIZED
     Unlimited    First preferred shares, issuable in series
     Unlimited    Common shares
  ISSUED
     7,167,612 Common shares (2001 - 7,167,612)                                                16,136,761          16,136,761

  Paid in Capital - Warrant                                                                       164,000                 --

DEFICIT                                                                                       (10,679,629)        (10,066,426)
                                                                                             ------------        ------------
                                                                                                5,621,132           6,070,335
                                                                                             ------------        ------------
                                                                                             $ 32,049,197        $ 28,870,195
                                                                                             ============        ============

See accompanying notes to financial statements.

                          CABLETEL COMMUNICATIONS CORP.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                (CANADIAN FUNDS)

                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

                                                                  FOR THE THREE MONTH                    FOR THE SIX MONTH
                                                                  PERIOD ENDED JUNE 30,                 PERIOD ENDED JUNE 30,
                                                                 2002               2001               2002               2001
                                                                 ----               ----               ----               ----

SALES                                                        $ 14,960,379        $13,766,543       $ 28,144,065        $28,302,876

COST OF SALES                                                  12,297,387         11,111,563         23,033,059         23,230,120
                                                             ------------        -----------       ------------        -----------

GROSS PROFIT                                                    2,662,992          2,654,980          5,111,006          5,072,756
                                                             ------------        -----------       ------------        -----------

EXPENSES
     Selling, general and administrative                        2,248,282          2,499,594          4,396,051          5,031,056
     Amortization                                                  55,220             61,628            120,305            121,049
     Interest -- bank indebtedness                                179,261            192,167            326,785            448,962
     Interest -- long-term debt                                    76,574             22,863             94,259             47,568
                                                             ------------        -----------       ------------        -----------
                                                                2,559,337          2,776,252          4,937,400          5,648,635
                                                             ------------        -----------       ------------        -----------

INCOME (LOSS) BEFORE THE FOLLOWING                                103,655           (121,272)           173,606           (575,879)
                                                             ------------        -----------       ------------        -----------

     Write off of other assets (Note 9 b)                         604,809                --             604,809                --
     Loss on settlement of debt (Note 5iii)                       164,000                --             164,000                --
                                                             ------------        -----------       ------------        -----------
                                                                  768,809                --             768,809                --
                                                             ------------        -----------       ------------        -----------

LOSS BEFORE INCOME TAXES                                         (665,154)          (121,272)          (595,203)          (575,879)
     Income taxes                                                   9,000            (29,366)            18,000           (269,059)
                                                             ------------        -----------       ------------        -----------

NET LOSS FOR THE PERIOD                                      $   (674,154)       $   (91,906)      $   (613,203)       $  (306,820)
                                                             ------------        -----------       ------------        -----------

DEFICIT, beginning of period                                 $(10,005,475)       $(7,375,222)      $(10,066,426)       $(7,160,308)
                                                             ------------        -----------       ------------        -----------

DEFICIT, end of period                                       $(10,679,629)       $(7,467,128)      $(10,679,629)       $(7,467,128)
                                                             ============        ===========       ============        ===========

EARNINGS (LOSS) PER SHARE (Note 7)
     Basic                                                         ($0.09)            ($0.01)           ($ 0.09)            ($0.04)
                                                                   ======             ======            =======             ======
     Fully diluted                                                 ($0.09)            ($0.01)           ($ 0.09)            ($0.04)
                                                                   ======             ======            =======             ======

See accompanying notes to financial statements.

                          CABLETEL COMMUNICATIONS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CANADIAN FUNDS)

                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

                                                                     FOR THE THREE MONTH                 FOR THE SIX MONTH
                                                                    PERIOD ENDED JUNE 30,              PERIOD ENDED JUNE 30,
                                                                   2002             2001               2002              2001
                                                                   ----             ----               ----              ----

OPERATING ACTIVITIES
     Loss for the period                                      $  (674,154)        $  (91,906)      $  (613,203)      $  (306,820)
     Imputed interest                                              (4,000)            (4,000)           (8,000)           (8,000)
     Write off of other assets                                    604,809                --            604,809               --
     Loss on settlement of debt                                   164,000                --            164,000               --
     Future income taxes                                              --             (38,366)             --            (287,059)
     Amortization                                                 111,646            155,044           176,739           314,968
     Change in accounts receivable                             (4,594,006)          (808,605)       (3,368,845)        6,952,159
     Change in inventory                                          158,988          2,387,163           546,027        (1,309,656)
     Change in other assets                                           --                 --              1,911               --
     Change in prepaid expenses,
         deposits and other                                      (987,566)           (70,935)         (997,102)         (624,369)
     Change in accounts payable
         and accrued liabilities                                 2,697,207          (915,335)        1,972,974        (2,697,148)
     Change in income taxes recoverable                           (45,211)               --            (80,192)              --
                                                              -----------         ----------       -----------       -----------
                                                              $(2,568,287)           613,060        (1,600,882)        2,034,075
                                                              -----------         ----------       -----------       -----------
FINANCING ACTIVITIES

     Bank indebtedness incurred (repayment)                     2,855,858           (719,842)        1,914,551        (1,815,463)
     Issuance of common shares                                        --             144,952               --            150,623
     Repayment of long-term debt                                 (228,543)           (42,070)         (259,320)          (83,962)
                                                              -----------         ----------       -----------       -----------
                                                                2,627,315           (616,960)        1,655,231        (1,748,802)
                                                              -----------         ----------       -----------       -----------

INVESTING ACTIVITIES
     (Purchase of) disposal of equipment                          (31,471)           (90,477)          (25,560)         (243,823)
                                                              -----------         ----------       -----------       -----------
                                                                  (31,471)           (90,477)          (25,560)         (243,823)
                                                              -----------         ----------       -----------       -----------

CHANGE IN CASH                                                     27,557            (94,377)           28,789            41,450

CASH, beginning of period                                          13,524            174,669            12,292            38,219
                                                              ===========         ==========       ===========       ===========

CASH, end of period                                           $    41,081         $   79,669       $    41,081       $    79,669
                                                              ===========         ==========       ===========       ===========

SUPPLEMENTARY CASH FLOW INFORMATION

     Interest paid                                            $   259,835         $  219,030       $   429,044       $   504,530
                                                              ===========         ==========       ===========       ===========
     Income taxes paid                                        $      --           $     --         $      --         $      --
                                                              ===========         ==========       ===========       ===========


See accompanying notes to financial statements.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 12, conform, in all material respects, with the accounting principles generally accepted in the United States.

         (a)      GENERAL

                  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the consolidated financial position as at June 30, 2002 and the consolidated results of operations and the consolidated cash flows for the three and six months ended June 30, 2002 and 2001.

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

         (d)      DEFERRED REFINANCING FEES

                  Deferred refinancing fees are amortized over three years being the life of the loan.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002

2.  INVENTORY

    Inventory is valued at the lower of cost (first-in, first-out) and net realizable value. Cost includes appropriate elements of duty, freight, material, labour and overhead.

                                                     JUNE 30,          DECEMBER 31,
                                                       2002               2001
                                                    -----------        ------------

    Raw Material                                    $   275,612        $   284,258
    Work in process                                     557,798            655,933
    Finished goods                                    9,250,520          9,689,766
                                                    -----------        -----------
                                                    $10,083,930        $10,629,957
                                                    ===========        ===========


3.  PROPERTY, PLANT AND EQUIPMENT

                                                  JUNE 30, 2002                                 DECEMBER 31, 2001
                                                   ACCUMULATED                                     ACCUMULATED

                                     COST         AMORTIZATION         NET            COST         AMORTIZATION         NET
                                     ----         ------------         ---            ----         ------------         ---
                                       $               $                $               $                $               $

Leasehold improvements                 690,090           265,905         424,185        688,024            235,296       452,728
Equipment                            3,909,501         2,136,457       1,773,044      3,886,007          2,040,914     1,845,093
                                     ---------         ---------       ---------      ---------          ---------     ---------
                                     4,599,591         2,402,362       2,197,229      4,574,031          2,276,210     2,297,821
                                     =========         =========       =========      =========          =========     =========

    The Company did not amortize equipment with a carrying amount of $694,362 relating to certain manufacturing equipment during a period the equipment was not in use. The Company assessed future cash flow based on the Company's expected plan of operations and it was determined there was no impairment in value. The Company is now utilizing these assets in its' manufacturing operations and therefore commenced recording amortization on this equipment.


4.  BANK INDEBTEDNESS

    On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMBRO BANK N.V., Canada Branch ("LaSalle") for a three year committed fifteen million Canadian dollars (CDN$15,000,000) facility, or its United States dollar equivalent. Canadian Dollar borrowings under the Revolving Credit Facility will bear interest at the LaSalle Prime Reference Rate plus one and a half percent (1.5%). United States dollar borrowings under the Revolving Credit Facility will bear interest at the LaSalle U.S. Base Reference Rate plus one and a half percent (1.5%). The facilities are secured by a first priority security position on all personal property (including without limitation accounts, contract rights, inventory, machinery and equipment, and general intangibles, existing and future, second position in the case of certain machinery and equipment securing a prior loan by the Business Development Bank of Canada, and general intangibles), existing and future.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002

5.  LONG-TERM DEBT

                                                                       June 30,        December 31,
                                                                         2002              2001
                                                                       --------        ------------

                  (i)      Term loan-Leaseholds                      $  339,592          $354,122
                  (ii)     Term loan-Equipment                          472,000           531,000
                  (iii)    Term loan-Note                             2,882,874              --
                                                                     ----------          --------
                                                                      3,694,466           885,122
                           Less:  Current portion                     1,446,482           171,385
                                                                     ----------          --------
                                                                     $2,247,984          $713,737
                                                                     ==========          ========

          (i) Long-term debt bears interest at 10% per annum, payable in equal monthly installments of $5,264 (principal and interest) for ten years until February 14, 2010. This debt was obtained for the improvements of the building covered by a lease agreement and is payable to the landlord, together with the monthly lease payments.

         (ii) Long-term debt bears interest at Business Development Bank of Canada ("BDC") prime plus 0.75% per annum (June 30, 2002 - 7.0% per annum; December 31, 2001 - 6.75% per annum) payable monthly over a period of 5 years. This debt was provided by the BDC to purchase production machinery used in the manufacturing of connectors. BDC has provided a total facility of $700,000 of which is available to the Company for capital purchases and is collateralized by the assets acquired under this facility.

                  (iii) Contemporaneously with the Company entering into the new Revolving Credit Facility, the Company renegotiated credit terms with a major supplier. That renegotiation included the conversion of US $2.2 million in outstanding payables owed by the Company into a senior subordinated promissory note, which resulted in the Company taking a charge of $164,000 on loss of settlement of debt. The senior subordinated promissory note is in the principal amount of US $2.2 million, bears interest at the rate of 12% per annum and is repayable in agreed upon monthly installments of between US $60,000 and US $120,000 over the next two years. In connection with that renegotiation, the Company also issued to the supplier a Warrant to acquire up to 200,000 shares of the Company's common stock at an exercise price of Cdn $1.64 per share up to and including May 31, 2007. The fair value of the Warrant was estimated on the date of the grant using the fair value recognition method, with the following assumptions: risk free interest rate of 5%, dividend yield of 0%, theoretical volatility of .90 and the expected life of 2 years.

                  Principal payments required in each of the next five years on long term debt are as follows:

                                                Term loan (i)     Term loan (ii)   Term loan (iii)
                                                -------------     --------------   ---------------
                   2002                               $29,785           $141,600           724,800
                   2003                                32,838            141,600         1,449,600
                   2004                                36,204            141,600           914,270
                   2005                                39,914            106,200                 -
                   2006                                44,006                  -                 -
                   Beyond 2006                        171,375                  -                 -


                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002

6.       CAPITAL STOCK


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

         Common shares have been reserved for stock options on the following basis:


                                                                      OPTION             WEIGHTED
                                                   SHARES             PRICE               AVERAGE
                                                   ------             -----               -------
                                                                        $                    $
OUTSTANDING AND EXERCISABLE

Balance at December 31, 2001                         1,065,500         1.53 - 9.28         4.62
                                                     =========         ===========         ====

Granted                                                424,500           2.10              2.10
Cancelled                                              (4,000)         1.53 - 9.28         7.34
                                                       -------         -----------         ----

Balance at June 30, 2002                             1,486,000         1.53 - 9.28         3.89
                                                     =========         ===========         ====


The contractual terms of options at various prices are as follows:

                  $1.53 - $4.31     less than 1 year - 10 years
                  $4.44 - $7.46     less than 1 year - 5 years
                  $8.60 - $9.28     less than 1 year - 8 years

         In connection with the settlement of outstanding accounts payable (Note
5iii), common shares have been reserved for warrants on the following basis:

                                                                   EXERCISE             WEIGHTED
                                                 SHARES             PRICE               AVERAGE
                                                 ------            --------             --------
                                                                      $                    $
OUTSTANDING AND EXERCISABLE

Balance at December 31, 2001                        --                --                  --
                                                 =======             ====                ====

Granted                                          200,000             1.64                1.64

Balance at June 30, 2002                         200,000             1.64                1.64
                                                 =======             ====                ====

The contractual term of the warrant is as follows:

                  $1.64    less than 1 year - 5 years

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002


7.       EARNINGS PER SHARE

         (a)      BASIC EARNINGS PER SHARE

                  The weighted average number of shares outstanding for the three months ended June 30, 2002 and 2001 amounted to 7,167,612 and 7,085,063 respectively and for the six months ended June 30, 2002 and 2001 weighted average number of shares outstanding amounted to 7,167,612 and 7,078,057 respectively.

         (b)      FULLY DILUTED EARNINGS PER SHARE

                  For the three and six months ended June 30, 2002 and 2001 the exercise of outstanding stock options do not have a dilutive effect on earnings (loss) per share. The weighted average number of shares for diluted earnings per share amounted to 7,218,004 and 7,167,447 for the three months ended June 30, 2002 and 2001 respectively. The weighted average number of shares for diluted earning per share amounted to 7,227,131 and 7,168,485 for the six months ended June 30, 2002 and 2001 respectively.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002


7.       EARNINGS PER SHARE (continued)

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                      FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                   ENDED JUNE 30,
                                                                      2002             2001            2002            2001
                                                                      ----             ----            ----            ----
         NUMERATOR:
         Net loss and numerator for
           basic loss and for diluted
             loss per share                                           $ (674,154)      $ (91,906)      $(613,203)      $(306,820)

         DENOMINATOR:
         Weighted-average shares for basic
           loss per share                                              7,167,612       7,085,063      $7,167,612      $7,068,112
                                                                      ----------      ----------      ----------      ----------

         EFFECT OF DILUTIVE SECURITIES:
         Employee stock options                                           31,932          82,384          31,255        100,373
         Warrants                                                         18,460               -          28,264            --
                                                                      ----------      ----------      ----------      ---------
         Dilutive potential of common shares                              50,392          82,384          59,519        100,373
                                                                      ----------      ----------      ----------      ---------
         Adjusted weighted-average
           shares and assumed conversions
             for diluted earnings per share                            7,218,004       7,167,447       7,227,131      7,168,485
                                                                      ----------      ----------      ----------      ---------

         Basic loss per share                                             ($0.09)         ($0.01)         ($0.09)        ($0.04)
                                                                      ----------      ----------      ----------      ---------
         Diluted loss per share                                           ($0.09)         ($0.01)         ($0.09)        ($0.04)
                                                                      ----------      ----------      ----------      ---------



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

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002


8.      RELATED PARTY TRANSACTIONS (continued)

        (ii) For the three months ended June 30, 2002 and 2001 the Company paid to the Sullivan Group, an entity controlled by the President of the Company, $13,950 and $13,950 respectively and for the six months ended June 30, 2002 and 2001 $27,900 and $27,900 respectively relating to charges in connection with Mr. Walling's compensation.

        (iii) For the three months ended June 30, 2002 and 2001 the Company incurred charges from Cassels, Brock & Blackwell LLP, a legal firm of which Mr. Peterson, the Chairman of the Company is a Senior Partner, amounting to $13,636 and $0 respectively for services provided. For the six months ended June 30, 2002 and 2001 the Company incurred charges amounting to $14,876 and $20,546 respectively.


9.      COMMITMENTS AND CONTINGENCIES

         (a) The Company is party to legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate insurance coverage and/or legal defenses with respect to any of these actions and does not believe that they will materially affect the Company's consolidated financial position or results of operations.

         (b) On March 12, 2001, the Company announced that it had entered into an agreement with Allied Wire and Cable Ltd., ("Allied") a supplier of products to the cable and telecom sectors in Western Canada, whereby Cabletel would acquire the privately-owned Allied Group of Companies. The transaction was subject to the Company obtaining necessary financing which had not materialized as of December 31, 2001.

               The Company has determined that it is not in its best interest to continue to pursue the acquisition and to write-off the amounts owed by Allied to the Company.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002


10.      SPECIAL CHARGES

         For the year ended December 31, 2001, Cabletel recorded special charges of $357,836 related to termination expenses of 42 employees, of which 32 were engaged in manufacturing activities of Stirling Connectors and 10 were related to inside sales and warehouse functions of Cabletel. As of June 30, 2002, the unpaid balance of these charges included in accrued liabilities was nil. For the three months ended June 30, 2002 the Company paid $1,008 relating to the previously recorded special charges and $203,985 for the six months ended June 30, 2002.


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

         Selected information by operating segment is summarized below for the three and six months ended June 30, 2002 and 2001.

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002


11.  SEGMENTED INFORMATION (continued)

     SUMMARY OF BUSINESS SEGMENT

                                                       FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                    ----------------------------    ----------------------------
     NET REVENUE                                        2002            2001            2002            2001
     -----------                                    ------------    ------------    ------------    ------------
     Distribution                                   $ 12,906,548    $ 10,358,819    $ 23,844,103    $ 21,305,279
     Manufacturing                                     1,647,267       2,218,899       3,402,490       4,923,573
     Technology                                          538,542       1,236,292       1,249,859       2,256,319
     Less: Inter-company eliminations                   (131,978)        (47,467)       (352,387)       (182,295)
                                                    ------------    ------------    ------------    ------------
     TOTAL NET REVENUE                              $ 14,960,379    $ 13,766,543    $ 28,144,065    $ 28,302,876
                                                    ============    ============    ============    ============

     GROSS PROFIT

     Distribution                                   $  2,087,616    $  2,064,965    $  3,923,037    $  3,834,891
     Manufacturing                                       515,701         427,922       1,026,714         869,890
     Technology                                           59,675         162,093         161,255         367,975
                                                    ------------    ------------    ------------    ------------
     TOTAL GROSS PROFIT                             $  2,662,992    $  2,654,980    $  5,111,006    $  5,072,756
                                                    ------------    ------------    ------------    ------------

     Selling, general and administrative expenses
                                                      (2,248,282)     (2,499,594)     (4,396,051)     (5,031,056)
     Amortization                                        (55,220)        (61,628)       (120,305)       (121,049)
     Interest expense  - other                          (179,261)       (192,167)       (326,785)       (448,962)
                       - long-term debt                  (76,574)        (22,863)        (94,259)        (47,568)
                                                    ------------    ------------    ------------    ------------
                                                      (2,559,337)     (2,776,252)     (4,937,400)     (5,648,635)
                                                    ============    ============    ============    ============

     CONSOLIDATED EARNINGS (LOSS) BEFORE
     THE FOLLOWING                                       103,655        (121,272)        173,606        (575,879)
                                                    ============    ============    ============    ============

     Write-off of other assets                          (604,809)             --        (604,809)             --
     Loss on settlement of debt                         (164,000)             --        (164,000)             --
                                                    ------------    ------------    ------------    ------------
                                                        (768,809)             --        (768,809)             --
                                                    ------------    ------------    ------------    ------------

     LOSS BEFORE INCOME TAXES                       $   (665,154)   $   (121,272)   $   (595,203)   $   (575,879)
                                                    ------------    ------------    ------------    ------------

      IDENTIFIABLE ASSETS:

                                     JUNE 30,    DECEMBER 31,
                                       2002         2001
                                   -----------   -----------
     Distribution and Technology   $24,219,066   $20,375,245
     Manufacturing                   7,629,939     8,374,950
     Other unallocated assets          200,192       120,000
                                   -----------   -----------
     TOTAL IDENTIFIABLE ASSETS     $32,049,197   $28,870,195
                                   ===========   ===========

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002


11.  SEGMENTED INFORMATION (continued)

     EXPENDITURES ON PROPERTY, PLANT AND EQUIPMENT

                                   FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                       ENDED JUNE 30,        ENDED JUNE 30,
                                   --------------------   --------------------
                                     2002        2001       2002        2001
                                   --------    --------   --------    --------
     Distribution and Technology   $ 32,744    $ 41,750   $ 34,809    $105,312
     Manufacturing                   (1,273)     48,727     (9,249)    138,511
                                   --------    --------   --------    --------
     TOTAL EXPENDITURES            $ 31,471    $ 90,477   $ 25,560    $243,823
                                   ========    ========   ========    ========


     AMORTIZATION
     (Includes amortization in cost of sales.)

                                   FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                       ENDED JUNE 30,        ENDED JUNE 30,
                                   --------------------   --------------------
                                     2002        2001       2002        2001
                                   --------    --------   --------    --------
     Distribution and Technology   $ 87,094   $ 59,903   $140,399   $117,485
     Manufacturing                   24,552     95,141     36,340    197,483
                                   --------   --------   --------   --------
     TOTAL AMORTIZATION            $111,646   $155,044   $176,739   $314,968
                                   ========   ========   ========   ========


     SUMMARY BY GEOGRAPHICAL AREA

     NET REVENUE
     (Revenues are attributed based on the location of the customer.)

                           FOR THE THREE MONTHS       FOR THE SIX MONTHS
                               ENDED JUNE 30,             ENDED JUNE 30,
                         -------------------------   -------------------------
                             2002          2001          2002          2001
                         -----------   -----------   -----------   -----------
     Canada              $13,445,080   $11,595,111   $25,093,962   $23,561,598
     United States         1,497,079     1,974,226     2,761,423     4,076,773
     Other                    18,220       197,206       288,680       664,505
                         -----------   -----------   -----------   -----------
     TOTAL NET REVENUE   $14,960,379   $13,766,543   $28,144,065   $28,302,876
                         ===========   ===========   ===========   ===========

     PROPERTY, PLANT AND EQUIPMENT
     (Property, Plant, Equipment and goodwill by geographical area are based on location of facilities.)

                                             JUNE 30,   DECEMBER 31,
                                               2002         2001
                                           ----------   ------------
     Canada                                $2,184,179    $2,280,388
     United States                             13,050        17,433
                                           ----------    ----------
     TOTAL PROPERTY, PLANT AND EQUIPMENT   $2,197,229    $2,297,821
                                           ==========    ==========

                          CABLETEL COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002


11.  SEGMENTED INFORMATION (continued)

     SALES INFORMATION

     Sales to a customer within the Distribution segment for the three months ended June 30, 2002 amounted to approximately $4,945,550 or 33% of total revenue. Sales to this customer for the six months ended June 30, 2002 amounted to approximately $7,892,600 or 28% of total revenue. At June 30, 2002 this customer accounted for approximately 46% of total Cabletel accounts receivable. The customer's account was current as per the terms and conditions of sale. The conditions of sale to this particular customer include payment terms of 180 days.

     Sales to a customer within the Distribution segment for the three months ended June 30, 2002 amounted to approximately $3,273,620 or 22% of total revenue. Sales to this customer for the six months ended June 30, 2002 amounted to approximately $7,502,800 or 27% of total revenue. At June 30, 2002 this customer accounted for approximately 17% of total Cabletel accounts receivable. The customer's account was current as per the terms and conditions of sale.

     Sales to a customer within the Manufacturing segment amounted to approximately $2,443,500 for the six months ended June 30, 2002 of which exceeded 10% of the Manufacturing segments total sales.


12.  UNITED STATES ACCOUNTING PRINCIPLES

     The following table reconciles the net earnings (loss) as reported on the statements of operations and deficit prepared in accordance with Canadian GAAP to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP.

                                                        FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                   ----------------------------    ----------------------------
                                                       2002            2001            2002            2001
                                                   ------------    ------------    ------------    ------------
     Net loss in accordance with Canadian GAAP     $   (674,154)   $    (91,906)   $   (613,203)   $   (306,820)
     Reduction in amortization of development
       costs (net of income taxes)                        4,658           4,658           9,316           9,316
                                                   ------------    ------------    ------------    ------------
     Net earnings (loss) in accordance with
       U.S. GAAP                                   $   (669,496)   $    (87,248)   $   (603,887)   $   (297,504)
                                                   ============    ============    ============    ============
     Total assets                                  $ 31,288,081    $ 33,337,974    $ 31,288,081    $ 33,337,974
                                                   ============    ============    ============    ============
     Deficit                                       $(10,707,982)   $ (7,514,296)   $(10,707,982)   $ (7,514,296)
                                                   ============    ============    ============    ============


     Loss on settlement of debt would be reported as an extraordinary item for U.S. GAAP.

                          CABLETEL COMMUNICATIONS CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002


12.  UNITED STATES ACCOUNTING PRINCIPLES (continued)


     (a)  EARNINGS PER SHARE

          Net loss per share calculations under U.S. GAAP would require loss on settlement of debt to be reported as an extraordinary item and accordingly earnings per share would be disclosed as follows:

                                                        FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                   ----------------------------    ----------------------------
                                                       2002            2001            2002            2001
                                                   ------------    ------------    ------------    ------------
      Net loss per share:
        Basic from continuing operations                ($0.07)          ($0.01)       ($0.07)        ($0.04)
        Basic from loss on extraordinary item           ($0.02)              --        ($0.02)            --
                                                     ---------       ----------     ---------      ---------
        Basic loss per share                            ($0.09)          ($0.01)       ($0.09)        ($0.04)
                                                     ---------       ----------     ---------      ---------
        Diluted from continuing operations              ($0.07)          ($0.01)       ($0.07)        ($0.04)
        Diluted from loss on extraordinary item         ($0.02)              --        ($0.02)            --
                                                     ---------       ----------     ---------      ---------
        Diluted earnings per share                      ($0.09)          ($0.01)       ($0.09)        ($0.04)
                                                     ---------       ----------     ---------      ---------
      Weighted average shares outstanding:
        Basic                                        7,167,612        7,085,063     7,167,612      7,078,057
                                                     ---------       ----------     ---------      ---------
        Diluted                                      7,218,004        7,167,447     7,227,131      7,168,485
                                                     ---------       ----------     ---------      ---------

     (b)  COMPREHENSIVE INCOME

          Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the three and six months ended June 30, 2002, and 2001 the Company's comprehensive income was the same as net earnings.

                          CABLETEL COMMUNICATIONS CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002


12.  UNITED STATES ACCOUNTING PRINCIPLES (continued)


     (c) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123

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

          The Company accounts for its stock options under Canadian GAAP, which, in the Company's circumstances are not materially different from the amounts that would be determined under the provisions of the APB 25 and related interpretations in accounting for its stock option plan. No compensation expense has been charged to the statement of operations for the plan for the three and six months ended June 30, 2002 or June 30, 2001. Had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under SFAS 123, the Company's net income and earnings per share would have been reported as the pro-forma amounts indicated in the table below.


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

                          CABLETEL COMMUNICATIONS CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CANADIAN FUNDS)

                                  JUNE 30, 2002


12.  UNITED STATES ACCOUNTING PRINCIPLES (continued)

                                                FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                   ENDED JUNE 30,                       ENDED JUNE 30,
                                           -----------------------------        -------------------------------
                                               2002              2001              2002                2001
    AS REPORTED                            AS REPORTED       AS REPORTED        AS REPORTED         AS REPORTED
    -----------                            -----------       -----------        -----------         -----------
    Net loss
      - U.S. GAAP                           $(674,154)         $(87,248)          $(613,203)         $(297,504)

    Net loss per share
      Basic                                    ($0.09)           ($0.01)             ($0.09)            ($0.04)
      Diluted                                  ($0.09)           ($0.01)             ($0.09)            ($0.04)

                                                FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                   ENDED JUNE 30,                       ENDED JUNE 30,
                                           -----------------------------        -------------------------------
                                               2002              2001              2002                2001
    PRO-FORMA                               PRO-FORMA         PRO-FORMA          PRO-FORMA           PRO-FORMA
    ---------                              -----------       -----------        -----------         -----------
    Net loss
      - U.S. GAAP                           $(674,154)         $(132,328)       $(1,315,428)         $(388,874)

    Net loss per share
      Basic                                    ($0.09)            ($0.02)            ($0.18)            ($0.05)
      Diluted                                  ($0.09)            ($0.02)            ($0.18)            ($0.05)
                                            -----------       -----------        -----------         -----------
    Weighted average fair value of
      options granted during this period        $0.00              $1.38              $1.65              $1.79

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002

Consolidated net sales for the three months ended June 30, 2002 increased by $1,193,836 or 9% to $14,960,379 as compared to consolidated net sales of $13,766,543 for the three months ended June 30, 2001. Consolidated net sales of $28,144,065 for the six months ended June 30, 2002 decreased by $158,811 or 0.6% as compared to consolidated net sales of $28,302,876 for the six months ended June 30, 2001. The primary reason for the increase for the three month period ending June 30, 2002 is due to increased sales by the Company's Distribution segment which continued to supply product to Canadian cable operators, primarily for a major project in Eastern Canada. This was offset by reduced volumes in the Manufacturing and Technology segments which are reflective of the financial and market conditions that impacted growth in the cable, technology and satellite industry resulting in reduced capital spending within the industry. The primary reason for the decrease for the six month period ending June 30, 2002 is attributable to the financial and market conditions that impacted growth in the cable, technology and satellite industry resulting in reduced capital spending within the industry during the first quarter of 2002.

The following table shows comparative sales by segment:

                                     For the Three Months             For the Six Months
                                         Ended June 30,                  Ended June 30,
                                 ----------------------------    ----------------------------
                                     2002            2001            2002            2001
                                 ------------    ------------    ------------    ------------
     Distribution                $ 12,906,548    $ 10,358,819    $ 23,844,103    $ 21,305,279
     Manufacturing                  1,647,267       2,218,899       3,402,490       4,923,573
     Technology                       538,542       1,236,292       1,249,859       2,256,319
     Less: Inter-company sales       (131,978)        (47,467)       (352,387)       (182,295)
                                 ------------    ------------    ------------    ------------
     Net Sales                   $ 14,960,379    $ 13,766,543    $ 28,144,065    $ 28,302,876
                                 ============    ============    ============    ============

     Net sales of $12,906,548 in the Distribution segment for the three months ended June 30, 2002 reflects an increase of $2,547,729 or 25% compared to $10,358,819 for the three months ended June 30, 2001. Net sales of $23,844,103 in the Distribution segment for the six months ended June 30, 2002 reflects an increase of $2,538,824 or 12% compared to $21,305,279 for the six months ended June 30, 2001. The increase is indicative of increased capital spending by Canadian cable operators, primarily in Eastern Canada.

     Net sales in the Manufacturing segment of $1,647,267 for the three months ended June 30, 2002, reflects a decrease of $571,632 or 26% when compared to $2,218,899 for the three months ended June 30, 2001. Net sales in the Manufacturing segment of $3,402,490 for the six months ended June 30, 2002 reflects a decrease of $1,521,083 or 31% when compared to $4,923,573 for the six months ended June 30, 2002. The decrease is primarily due to a slow down in the growth in the cable and satellite industry. Also sales to foreign countries for the three months ended June 30, 2002 were $1,515,289 compared to $2,171,432 for the three months ended June 30, 2001. Sales to foreign countries for the six months ended June 30, 2002 were $3,050,103 compared to $4,741,278 for the six months ended June 30, 2001. The decrease is primarily due to lower sales to major satellite companies. The Company has taken aggressive action in an attempt to increase sales to the U.S., by establishing offices and warehousing facilities in Indiana to facilitate distribution of products. In addition, the Company established sales forces throughout the U.S. to better service customers.

     Net sales of $538,542 in the Technology segment for the three months ended June 30, 2002 reflects a decrease of $697,750 or 56% when compared to $1,236,292 for the three months ended June 30, 2001. Net sales of $1,249,859 in the Technology segment for the six months ended June 30, 2002 reflects a decrease of $1,006,460 or 45% when compared to $2,256,319 for the six months ended June 30, 2001. The decrease is primarily due to continued project postponements in the net working industry due to the financial environment within the Technology sector.

     Gross profit for the three months ended June 30, 2002 of $2,662,992 increased $8,012 or 0.3% compared to gross profit of $2,654,980 for the three months ended June 30, 2001. Gross margin for the three months ended June 30, 2002 was 17.8% as compared to 19.3% for the three months ended June 30, 2001. Gross profit for the six months ended June 30, 2002 of $5,111,006 increased $38,250 or 0.7% compared to gross profit of $5,072,756 for the six months ended June 30, 2001. Gross margin for the six months ended June 30, 2002 was 18.2% as compared to 17.9% for the six months ended June 30, 2001. The reason for the decrease in gross margin for the three months ended June 30, 2002 results primarily from a change in product mix in the Distribution segment and the reason for the increase in gross margin for the six months ended June 30, 2002 is primarily the result of better efficiencies achieved in the Company's Manufacturing segment.

     Gross profit of $2,087,616 in the Cabletel Distribution segment for the three months ended June 30, 2002 reflects an increase of $22,651 or 1% when compared to $2,064,965 for the three months ended June 30, 2001. Cabletel Distribution segment gross margin for the three months ended June 30, 2002 was 16.2%, a decrease when compared to a gross margin of 19.9% for the three months ended June 30, 2001. Gross profit of $3,923,037 in the Cabletel Distribution segment for the six months ended June 30, 2002 reflects an increase of $88,146 or 2% when compared to $3,834,891 for the six months ended June 30, 2001. Cabletel Distribution segment gross margin for the six months ended June 30, 2002 was 16.5% a decrease when compared to a gross margin of 18.0% for the six months ended June 30, 2001. The decrease for the three and six months ended June 30, 2002 is primarily due to a change in product mix.

     Gross profit of $538,542 in the Manufacturing segment for the three months ended June 30, 2002 reflects an increase of $87,779 or 17% when compared to gross profit of $427,922 for the three months ended June 30, 2001. Manufacturing segment gross margin for the three months ended June 30, 2002 was 31% an increase when compared to a gross margin of 19.3% for the three months ended June 30, 2001. Gross profit of $1,026,714 in the Manufacturing segment for the six months ended June 30, 2002 reflects an increase of $156,824 or 15% when compared to gross profit of $869,890 for the six months ended June 30, 2001. Manufacturing segment gross margin for the six months ended June 30, 2002 was 30% an increase when compared to a gross margin of 18% for the six months ended June 30, 2001. The increase for the three and six months ended June 30, 2002 is primarily due to better manufacturing efficiencies achieved by eliminating unfavorable production variances through cost cutting measures implemented in the third quarter of 2001. The Company is currently purchasing Stirling connector products from its supplier in the far east and manufacturing selective products locally.

     Gross profit of $59,675 in the Technology segment for the three months ended June 30, 2002 reflects a decrease of $102,418 or 63% when compared to $162,093 for the three months ended June 30, 2001. Technology segment gross margin for the three months ended June 30, 2002 was 11%, which is lower than the prior period gross margin of 13%. Gross profit of $161,255 in the Technology segment for the six months ended June 30, 2002 reflects a decrease of $206,720 or 56% when compared to $367,975 for the six months ended June 30, 2001. Technology segment gross margin for the six months ended June 30, 2002 was 13%, which is lower than the prior period gross margin of 16%. For the three and six months ended June 30, 2002, the Technology segment experienced the effects of a slowdown in the industry resulting in a more competitive environment.

     Selling, general and administrative expenses for the three months ended June 30, 2002 decreased $251,312 or 10% to $2,248,282 when compared to $2,499,594 for the three months ended June 30, 2001. As a percentage of sales, selling, general and administrative expenses for the three months ended June 30, 2002 were 15% compared to 18% for the three months ended June 30, 2001. Selling, general and administrative expenses for the six months ended June 30, 2002 decreased $635,005 or 13% to $4,396,051 when compared to $5,031,056 for the six months ended June 30, 2001. As a percentage of sales, selling, general and administrative expenses for the six months ended June 30, 2002 were 16% compared to 18% for the six months ended June 30, 2001. The Company has made a conscious effort to reduce certain costs of which have contributed in returning the Company to profitability. Such cost cutting measures included reductions in the Company's labour force as well as reductions in international marketing costs. Included in selling, general and administrative expenses for the three and six month periods ending June 30, 2002 is a write-off of accounts receivable amounting to $99,273 related to the Company's decision not to pursue the acquisition of Allied Wire and Cable Ltd.

     Interest expense increased $40,805 to $255,835 for the three months ended June 30, 2002 compared to $215,030 for the three months ended June 30, 2001. While interest on bank indebtedness decreased by $12,906, interest on long-term debt increased by $53,711. Interest expense decreased $75,486 to $421,044 for the six months ended June 30, 2002 compared to $496,530 for the six months ended June 30, 2001. Interest on bank indebtedness decreased by $122,177, interest on long-term debt increased by $46,691. The decrease in interest expense reflects lower interest rates on borrowings of the Company's line of credit during the year while interest expense was incurred on a long-term note from the renegotiation of credit terms with a major supplier during the quarter and is not comparable to the same period in the prior year.

     Earnings from operations before write-off of other assets, loss on settlement of debt and income taxes for the three months ended June 30, 2002 was $103,655 as compared to a loss of $121,272 for the three months ended June 30, 2001. Total operating expenses of $2,559,337 for the three months ended June 30, 2002 were $216,915 lower than $2,776,252 reported for the three months ended June 30, 2001. Earnings from operations before write-off of other assets, loss on settlement of debt and income taxes for the six months ended June 30, 2002 was $173,606 as compared to a loss of $575,879 for the six months ended June 30, 2001. Total operating expenses of $4,937,400 for the six months ended June 30, 2002 were $711,235 lower than $5,648,635 reported for the six months ended June 30, 2001.

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

     For the three and six months ended June 30, 2002, the Company wrote off of other assets in the amount of $604,809 related to an amount owed to the Company by Allied Wire and Cable Ltd. For a number of months, Cabletel and Allied had been in negotiations about restructuring their previously announced transaction on terms that would have applied this amount to the net purchase price that would have been paid by Cabletel for Allied's business. The Company has determined that it is not in its best interest to continue to pursue the acquisition and as a result is writing off the amounts owed by Allied to the Company.

     For the three and six months ended June 30, 2002, the Company recorded a non-cash item amounting to $164,000 related to the issuance of warrants in connection with a settlement of debt with a major supplier. In connection with the debt settlement the Company issued to the supplier a Warrant to acquire up to 200,000 shares of the Company's common stock at an exercise price of Cdn. $1.64 per share up to and including May 31, 2007.

     Inclusive of the previously mentioned write offs, for the three months ended June 30, 2002, the Company incurred a net loss of $674,154 compared to a net loss of $91,906 for the three months ended June 30, 2001. Basic and fully diluted loss per shares was $0.09 for the three months ended June 30, 2002 compared to basic and fully diluted loss per share of $0.01 for the three months ended June 30, 2001. Inclusive of the previously mentioned write offs, for the six months ended June 30, 2002, net loss was $613,203 compared to a net loss of $306,820 for the six months ended June, 30, 2001. Basic and fully diluted loss per share was $0.09 for the six months ended June 30, 2002 compared to basic and fully diluted loss per share of $0.04 for the six months ended June 30, 2001.


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its working capital requirements through cash flow generated by its operations and bank indebtedness. Net cash of $2,627,315 was provided during the three months ended June 30, 2002 by financing activities. Of such amount $2,855,858 was provided by bank indebtedness and $228,543 was used to repay long-term debt on a term loan from the landlord of the Company's head office building, long-term debt on a note payable to a major supplier and to repay long-term debt on an equipment loan. Net cash of $1,655,231 was provided during the six months ended June 30, 2002 by financing activities. Of such amount $1,914,551 was provided by bank indebtedness and $259,320 was used to repay long-term debt on a term loan from the landlord of the Company's head office building, long-term debt on a note payable to a major supplier and to repay long-term debt on an equipment loan.

     Net cash used in operating activities for the three months ended June 30, 2002 was $2,568,287. Cash flow from reductions in inventory amounted to $158,988 and increases in accounts payables and accrued liabilities amounted to $2,697,207 while outflows of cash to finance accounts receivable and prepaid expenses, deposits and other amounted to $4,594,006 and $987,566, respectively. Net cash used in operating activities for the six months ended June 30, 2002 was $1,600,882. Cash flow from reductions in inventory amounted to $546,027 and increases in accounts payables and accrued liabilities amounted to $1,972,974 while outflows of cash to finance accounts receivable and prepaid expenses, deposits and other amounted to $3,368,845 and $997,102, respectively.

     Net cash used in investing activities for the three months ended June 30, 2002 was $31,471 relating to the purchase of capital assets. Net cash used in investing activities for the six months ended June 30, 2002 was $25,560 relating to the purchase of capital assets.

     On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMBRO BANK N.V., Canada Branch ("LaSalle") for a three year committed fifteen million Canadian dollars (CAD$15,000,000), or its United States dollar equivalent. The new facility replaces the Company's previous $12 million credit facility with

HSBC Bank Canada. At June 30, 2002 the Company owed $13,223,523 on its Revolving Credit Facility compared to $11,308,972 at December 31, 2001. Contemporaneously with the Company entering into the new Revolving Credit Facility, the Company renegotiated credit terms with a major supplier. That renegotiation included the conversion of US $2.2 million in outstanding payables owed by the Company into a senior subordinated promissory note, which resulted in the Company taking a non-cash charge of $164,000 on loss of settlement of debt. The senior subordinated promissory note bears interest at the rate of 12% per annum and is payable in agreed upon monthly installments of between US $60,000 and US $120,000 over the next two years. In connection with that renegotiation, the Company also issued to the supplier a Warrant to acquire up to 200,000 shares of the Company's common stock at an exercise price of Cdn. $1.64 per share up to and including May 31, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

INTERNATIONAL GROWTH, FOREIGN EXCHANGE, AND INTEREST RATES

     Cabletel is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, Cabletel may enter into various derivative transactions, when appropriate. Cabletel does not hold or issue derivative instruments for trading or other speculative purposes. As of June 30, 2002, the Company had no material contracts denominated in foreign currencies.

     The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Israel. In addition the Company's Distribution segment imports approximately 80% of its' products from the United States for resale in Canada. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in either Canadian or U.S. dollars. The Company constantly monitors the exchange rate between the U.S. dollar, the Canadian dollar and the New Israel shekel to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain New Israel shekel denominated currency. Instead, U.S. dollars are exchanged for shekels at the time of payments.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (i)  Certification of Chief Executive Officer

          (ii) Certification of Chief Financial Officer

     (b)  Reports on Form 8-K

          (i) The Company filed a current report on Form 8-K dated May 16, 2002. Under ITEM 5 of that 8-K the Company announced that it had established a new CDN$15 million revolving credit facility with LaSalle Business Credit, the Canadian arm of LaSalle Business Credit Inc., a subsidiary of Chicago-based LaSalle Bank.

     (ii) The Company filed a current report on Form 8-K dated May 22, 2002. Under ITEM 5 of that 8-K the Company announced that, concurrent with its previously reported establishment of a new CDN$15 million revolving credit facility with LaSalle Business Credit, Cabletel also renegotiated credit terms with a major supplier that included the conversion of US$2.2 million in outstanding payables owed by Cabletel into a senior subordinated promissory note.

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.


                                           CABLETEL COMMUNICATIONS CORP.

Date:  August 13, 2002                     By: /s/ Gregory Walling
                                           -------------------------------------
                                           Gregory Walling
                                           President and Chief Executive Officer


Date:  August 13, 2002                     By: /s/ Ron Eilath
                                           -------------------------------------
                                           Ron Eilath
                                           Chief Financial Officer and
                                           Secretary Treasurer

                  [CABLETEL COMMUNICATIONS CORP. LETTER HEAD]

--------------------------------------------------------------------------------


                                                                     Exhibit A-1



                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, D. Gregory Walling, President and Chief Executive Officer of Cabletel Communications Corp. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



/s/ D. Gregory Walling
-------------------------------
Name: D. Gregory Walling
Date: August 13, 2002

                  [CABLETEL COMMUNICATIONS CORP. LETTER HEAD]

--------------------------------------------------------------------------------


                                                                     Exhibit A-2



                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)


I, Ron Eilath, Chief Financial Officer (principal financial officer) of Cabletel Communications Corp. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Ron Eilath
----------------------------------
Name: Ron Eilath
Date: August 13, 2002