Form 10-Q
period 2002-09-30
CABLETEL COMMUNICATIONS CORP
filed 2002-11-14
CIK 925601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002	Commission File Number 1-13332

CABLETEL COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter)

Ontario, Canada (State or other jurisdiction of incorporation or organization)	8647 8526 (Canadian Federal Tax Account No.)

230 Travail Rd.
Markham, Ontario, Canada L3S 3J1
(Address of principal executive offices)

Registrant’s telephone number, including area code: (905) 475-1030

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:

Class Common Stock, no par value	Outstanding as at November 11, 2002 7,167,612

CABLETEL COMMUNICATIONS CORP.
FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2002

INDEX

		Page No.

Part I.	Financial Information
Item 1.	Financial Statements
	Balance Sheet as at September 30, 2002 and December 31, 2001	3
	Statement of Operations and Deficit for the 3 and 9 month periods ended September 30, 2002 and 2001	4
	Statement of Cash Flows for the 3 and 9 month periods ended September 30, 2002 and 2001	5
	Notes to Financial Statements	6-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-28
Item 3.	Quantitative and Qualitative Disclosures of Market Risk	29
Item 4.	Controls and Procedures	32
Part II.	Other Information	33
Item 1.	Legal Proceedings	33
Item 6.	Exhibits and Reports on Form 8-K	33

The Company is a “Foreign Private Issuer” as defined in Rule 3b-4 under the Securities Exchange Act of 1994, as amended. Although as a Foreign Private Issuer the Company is eligible to file reports on Form 6-K, the Company has voluntarily elected to file quarterly reports on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS
(Canadian Funds)
Unaudited

ASSETS

		Audited
	September 30,	December 31,
	2002	2001

	(Unaudited)
CURRENT
Cash	$10,850	$12,292
Accounts receivable (net of allowance of $285,508; 2001 - $847,194)	18,824,630	14,155,425
Inventory (Note 2)	9,942,000	10,629,957
Income taxes recoverable	200,192	120,000
Prepaid expenses and deposits	1,062,788	761,843

	30,040,460	25,679,517
PROPERTY, PLANT AND EQUIPMENT (Note 3)	2,106,322	2,297,821
DEFERRED REFINANCING FEES (Note 8)	700,000	—
OTHER ASSETS (Note 9i)	231,999	826,720
PRODUCT DEVELOPMENT COSTS (net of amortization of $94,891; 2001 - $69,011)	40,257	66,137

	$33,119,038	$28,870,195

LIABILITIES
CURRENT
Bank indebtedness (Note 4)	$14,845,506	$11,308,972
Accounts payable	6,669,125	8,757,675
Accrued liabilities	2,531,035	1,848,091
Current portion of long-term debt (Note 5)	1,763,622	171,385

	25,809,288	22,086,123
LONG-TERM DEBT (Note 5)	1,802,030	713,737

	27,611,318	22,799,860

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 6)
AUTHORIZED
Unlimited First preferred shares, issuable in series
Unlimited Common shares
ISSUED
7,167,612 Common shares (2001 - 7,167,612)	16,136,761	16,136,761
Paid in Capital – Warrant	164,000	—
DEFICIT	(10,793,041)	(10,066,426)

	5,507,720	6,070,335

	$33,119,038	$28,870,195

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Canadian Funds)
(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,

	2002	2001	2002	2001

SALES	$13,650,216	$15,041,835	$41,794,281	$43,344,711
COST OF SALES	10,463,565	13,276,649	33,496,624	36,506,769

GROSS PROFIT	3,186,651	1,765,186	8,297,657	6,837,942

EXPENSES
Selling, general and administrative	2,878,464	3,021,723	7,274,515	8,052,779
Special charge (Note 11)	—	607,446	—	607,446
Amortization	72,311	57,598	192,616	178,647
Interest – bank indebtedness	227,877	186,097	554,662	635,059
Interest – long-term debt	101,370	21,398	195,629	68,966

	3,280,022	3,894,262	8,217,422	9,542,897

INCOME (LOSS) BEFORE THE FOLLOWING	(93,371)	(2,129,076)	80,235	(2,704,955)

Write off of other assets (Note 10 b)	11,041	—	615,850	—
Loss on settlement of debt (Note 5iii)	—	—	164,000	—

	11,041	—	779,850	—

LOSS BEFORE INCOME TAXES	(104,412)	(2,129,076)	(699,615)	(2,704,955)
Income taxes	9,000	687,866	27,000	418,807

NET LOSS FOR THE PERIOD	$(113,412)	$(2,816,942)	$(726,615)	$(3,123,762)

DEFICIT, beginning of period	$(10,679,629)	$(7,467,128)	$(10,066,426)	$(7,160,308)

DEFICIT, end of period	$(10,793,041)	$(10,284,070)	$(10,793,041)	$(10,284,070)

Earnings (loss) per share (Note 7)
Basic	($0.02)	($0.39)	($0.10)	($0.44)

Fully diluted	($0.02)	($0.39)	($0.10)	($0.44)

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Canadian Funds)
(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,

	2002	2001	2002	2001

OPERATING ACTIVITIES
Loss for the period	$(113,412)	$(2,816,942)	$(726,615)	$(3,123,762)
Imputed interest	(3,999)	(4,000)	(11,999)	(12,000)
Write off of other assets	11,041	—	615,850	—
Loss on settlement of debt	—	—	164,000	—
Future income taxes	—	678,866	—	391,807
Amortization	89,660	95,786	240,519	410,754
Amortization of prepaid refinancing fees	100,000	—	100,000	—
Change in accounts receivable	(1,300,360)	(3,102,727)	(4,669,205)	3,493,143
Change in inventory	141,930	2,150,940	687,957	341,284
Change in prepaid expenses, deposits and other	(114,885)	890,470	(1,110,076)	340,287
Change in accounts payable and accrued liabilities	(309,915)	1,769,834	1,663,059	(927,314)
Change in income taxes recoverable	—	—	(80,192)	—

	(1,499,940)	(337,773)	(3,100,822)	1,770,488

FINANCING ACTIVITIES
Bank indebtedness incurred (repayment)	1,621,983	262,622	3,536,534	(1,552,841)
Issuance of common shares	—	74,186	—	150,623
Repayment of long-term debt	(128,814)	(42,234)	(388,134)	(126,196)

	1,493,169	294,574	3,148,400	(1,528,414)

INVESTING ACTIVITIES
Purchase of equipment	(23,460)	(18,416)	(49,020)	(262,239)

	(23,460)	(18,416)	(49,020)	(262,239)

CHANGE IN CASH	(30,231)	(61,615)	(1,442)	(20,165)
CASH, beginning of period	41,081	79,669	12,292	38,219

CASH, end of period	$10,850	$18,054	$10,850	$18,054

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	$333,246	$211,495	$762,290	$704,025

Income taxes paid	$—	$—	$—	$—

     See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 13, conform, in all material respects, with the accounting principles generally accepted in the United States.

(a)	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the consolidated financial position as at September 30, 2002 and the consolidated results of operations and the consolidated cash flows for the three and nine months ended September 30, 2002 and 2001.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K.

The interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. However, the interim financial statements do not include all disclosures necessary to conform in all respects to the requirements of Canadian generally accepted accounting principles for annual financial statements.

(b)	Consolidation

The consolidated financial statements include the accounts of the wholly-owned subsidiaries, Stirling (Israel) Ltd., and Stirling Connectors, U.S.A., Inc.

The consolidated financial statements include the accounts of the Company after eliminations of inter-company transactions.

(c)	Revenue Recognition

Sales are recognized when legal title to the goods has been passed to the customer, which generally occurs when products are shipped from the Company’s plant or warehouses, and collection is reasonably assured.

(d)	Deferred Refinancing Fees

Deferred refinancing fees are amortized over three years being the life of the loan.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

2.	INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) and net realizable value. Cost includes appropriate elements of duty, freight, material, labour and overhead.

	September 30,	December 31,
	2002	2001

Raw Material	$392,616	$284,258
Work in process	530,581	655,933
Finished goods	9,018,803	9,689,766

	$9,942,000	$10,629,957

3.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2002			December 31, 2001

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

	$	$	$	$	$	$
Leasehold improvements	711,090	280,787	430,303	688,024	235,296	452,728
Equipment	3,911,962	2,235,943	1,676,019	3,886,007	2,040,914	1,845,093

	4,623,052	2,516,730	2,106,322	4,574,031	2,276,210	2,297,821

The Company did not amortize equipment with a carrying amount of $694,362 relating to certain manufacturing equipment during a period the equipment was not in use. The Company assessed future cash flow based on the Company’s expected plan of operations and it was determined there was no impairment in value. The Company is now utilizing these assets in its’ manufacturing operations and therefore commenced recording amortization on this equipment.

4.	BANK INDEBTEDNESS

On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMBRO BANK N.V., Canada Branch (“LaSalle”) for a three year committed fifteen million Canadian dollars (CDN$15,000,000) facility, or its United States dollar equivalent. Canadian Dollar borrowings under the Revolving Credit Facility bears interest at the LaSalle Prime Reference Rate plus one and a half percent (1.5%). United States dollar borrowings under the Revolving Credit Facility bears interest at the LaSalle U.S. Base Reference Rate plus one and a half percent (1.5%). The facilities are secured by a first priority security position on all personal property (including without limitation accounts, contract rights, inventory, machinery and equipment, and general intangibles, existing and future, second position in the case of certain machinery and equipment securing a prior loan by the Business Development Bank of Canada, and general intangibles), existing and future.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

4.	BANK INDEBTEDNESS (continued)

The new facility contains certain customary covenants, including, among others, certain debt servicing ratios. The Company estimates that as of September 30, 2002, as a result of a minor variation from the required debt service ratio, the Company had a technical violation of the applicable covenant. The Company is working with its’ lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment it could adversely affect the Company.

5.	LONG-TERM DEBT

		September 30,	December 31,
		2002	2001

(i )	Term loan-Leaseholds	$332,057	$354,122
(ii)	Term loan-Equipment	436,600	531,000
(iii)	Term loan-Note	2,796,995	—

		3,565,652	885,122
	Less: Current portion	1,763,622	171,385

		$1,802,030	$713,737

(i)	Long-term debt bears interest at 10% per annum, payable in equal monthly installments of $5,264 (principal and interest) for ten years until February 14, 2010. This debt was obtained for the improvements of the building covered by a lease agreement and is payable to the landlord, together with the monthly lease payments.

(ii)	Long-term debt bears interest at Business Development Bank of Canada (“BDC”) prime plus 0.75% per annum (September 30, 2002 – 7.25% per annum; December 31, 2001 – 6.75% per annum) payable monthly over a period of 5 years. This debt was provided by the BDC to purchase production machinery used in the manufacturing of connectors. BDC has provided a total facility of $700,000 of which is available to the Company for capital purchases and is collateralized by the assets acquired under this facility.

(iii)	Contemporaneously with the Company entering into the new Revolving Credit Facility, the Company renegotiated credit terms with a major supplier. That renegotiation included the conversion of US $2.2 million in outstanding payables owed by the Company into a senior subordinated promissory note, which resulted in the Company taking a charge of $164,000 on loss of settlement of debt. The senior subordinated promissory note is in the principal amount of US $2.2 million, bears interest at the rate of 12% per annum and is repayable in agreed upon monthly installments of between US $60,000 and US $120,000 over the next two years. In connection with that renegotiation, the Company also issued to the supplier a Warrant to acquire up to 200,000 shares of the Company’s common stock at an exercise

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

5.	LONG-TERM DEBT (continued)

price of Cdn $1.64 per share up to and including May 31, 2007. The fair value of the Warrant was estimated on the date of the grant using the fair value recognition method, with the following assumptions: risk free interest rate of 5%, dividend yield of 0%, theoretical volatility of .90 and the expected life of 2 years.

6.	CAPITAL STOCK

Stock Option Plan

Under the terms of a stock option plan approved by the shareholders in May, 1994 and amended in November of 1999, and June 2002, the Company is authorized to grant directors, officers, employees and others options to purchase common shares at prices based on the market price of shares as determined on the date of grant. Stock options become exercisable at dates determined by the Compensation Committee.

Common shares have been reserved for stock options on the following basis:

		Option	Weighted
	Shares	Price	Average

		$	$
Outstanding and Exercisable
Balance at December 31, 2001	1,065,500	1.53 – 9.28	4.62

Granted	424,500	2.10	2.10
Expired	(35,000)	4.44 – 5.92	4.65
Cancelled	(11,000)	1.53 – 9.28	4.68

Balance at September 30, 2002	1,444,000	1.53 – 9.28	3.88

The contractual terms of options at various prices are as follows:

$1.53 — $4.31	less than 1 year – 10 years
$4.44 — $7.46	less than 1 year – 5 years
$8.60 — $9.28	less than 1 year – 8 years

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

6.	CAPITAL STOCK (continued)

In connection with the settlement of outstanding accounts payable (Note 5iii), common shares have been reserved for warrants on the following basis:

		Exercise	Weighted
	Shares	Price	Average

		$	$
Outstanding and Exercisable
Balance at December 31, 2001	—	—	—

Granted	200,000	1.64	1.64
Balance at September 30, 2002	200,000	1.64	1.64

The contractual term of the warrant is as follows:

$1.64 less than 1 year – 5 year

7.	EARNINGS PER SHARE

(a)	Basic Earnings per Share

The weighted average number of shares outstanding for the three months ended September 30, 2002 and 2001 amounted to 7,167,612 and 7,167,612 respectively and for the nine months ended September 30, 2002 and 2001 weighted average number of shares outstanding amounted to 7,167,612 and 7,108,237 respectively.

(b)	Fully Diluted Earnings per Share

For the three and nine months ended September 30, 2002 and 2001 the exercise of outstanding stock options do not have a dilutive effect on earnings (loss) per share. The weighted average number of shares for diluted earnings per share amounted to 7,184,937 and 7,196,701 for the three months ended September 30, 2002 and 2001 respectively. The weighted average number of shares for diluted earning per share amounted to 7,247,182 and 7,182,097 for the nine months ended September 30, 2002 and 2001 respectively. All the options as indicated in Note 6, outstanding during the three and nine month periods ended September 30, 2002 and 2001 respectively, were not included in the calculation of diluted earnings per share as to do so would have been anti-dilutive.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

7.	EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Numerator:
Net loss and numerator for basic loss and for diluted loss per share	$(113,412)	$(2,816,946)	$(726,615)	$(3,123,762)
Denominator:
Weighted-average shares for basic loss per share	7,167,612	7,167,612	7,167,612	7,108,237

Effect of dilutive securities:
Employee stock options	8,973	29,089	24,674	73,860
Warrants	8,352	—	54,896	—

Dilutive potential of common shares	17,325	29,089	79,570	73,860

Adjusted weighted-average shares and assumed conversions for diluted earnings per share	7,184,937	7,196,701	7,247,182	7,182,097

Basic loss per share	($0.02)	($0.39)	($0.10)	($0.44)

Diluted loss per share	($0.02)	($0.39)	($0.10)	($0.44)

8.	DEFERRED REFINANCING FEES

Deferred refinancing fees relate to costs incurred in connection with the Company’s refinancing of its long-term bank debt with ABN AMRO. (See note 4) Deferred refinancing fees are amortized over three years being the life of the loan.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

9.	RELATED PARTY TRANSACTIONS

(i)	On December 12, 2000, the Company’s Board of Directors approved two executive loan agreements (i) to the President of the Company in the amount of $150,000 and (ii) to the Chief Financial Officer of the Company in the amount of $100,000. The loans mature on December 19, 2003, and are unsecured and interest-free. The Company carries these loans at estimated fair value using a discount rate of 7% per annum.

(ii)	For the three months ended September 30, 2002 and 2001 the Company paid to the Sullivan Group, an entity controlled by the President of the Company, $13,950 and $13,950 respectively and for the nine months ended September 30, 2002 and 2001 $41,850 and $41,850 respectively relating to charges in connection with Mr. Walling’s compensation.

(iii)	For the three months ended September 30, 2002 and 2001 the Company incurred charges from Cassels, Brock & Blackwell LLP, a legal firm of which Mr. Peterson, the Chairman of the Company is a Senior Partner, amounting to $28,866 and $8,816 respectively for services provided. For the nine months ended September 30, 2002 and 2001 the Company incurred charges amounting to $43,742 and $29,362 respectively.

10.	COMMITMENTS AND CONTINGENCIES

(a)	The Company is party to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate insurance coverage and/or legal defenses with respect to any of these actions and does not believe that they will materially affect the Company’s consolidated financial position or results of operations.

(b)	On March 12, 2001, the Company announced that it had entered into an agreement with Allied Wire and Cable Ltd., (“Allied”) a supplier of products to the cable and telecom sectors in Western Canada, whereby Cabletel would acquire the privately-owned Allied Group of Companies. The transaction was subject to the Company obtaining necessary financing which had not materialized as of December 31, 2001.

Subsequently, on November 1, 2002, the Company entered into a transaction with Allied and certain related companies pursuant to which Cabletel has been granted an option to acquire all of the capital stock of Allied. As part of the proposed transaction, Allied and the Company have agreed upon repayment terms for the approximately $675,000 owed by Allied to the Company for inventory previously provided by the Company. In addition, Cabletel

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

10.	COMMITMENTS AND CONTINGENCIES (continued)

has agreed to provide an additional $100,000 in inventory and advance $50,000 in cash to Allied. At any time prior to full repayment by Allied of such amounts owed, Cabletel has the option to acquire all of the capital stock of Allied for a price equal to the amount of the indebtedness owed by Allied to the Company on the exercise date of that option.

As previously reported, the Company’s second quarter results included a write-off related to Allied. That amount is included in the indebtedness now being restructured by the Company and Allied. The Company took that write-off in connection with the termination of its previously announced agreement to acquire Allied. The new transaction allows the Company to restructure the payment terms of the Allied obligations while at the same time providing the Company with the right to acquire ownership of the Allied business at a later date if Cabletel’s management determines that it is in the Company’s best interest to do so. All of Allied’s indebtedness to the Company is secured by a security interest in Allied’s assets second to the rights of Allied’s senior bank lender.

11.	SPECIAL CHARGES

For the year ended December 31, 2001, Cabletel recorded special charges of $357,836 related to termination expenses of 42 employees, of which 32 were engaged in manufacturing activities of Stirling Connectors and 10 were related to inside sales and warehouse functions of Cabletel. As of September 30, 2002, the unpaid balance of these charges included in accrued liabilities was nil. For the three months ended September 30, 2002 the Company paid nil relating to the previously recorded special charges and $203,985 for the nine months ended September 30, 2002.

12.	SEGMENTED INFORMATION

The Company operates in three separate segments — distribution of broadband communications equipment, distribution of technology equipment and manufacturing of coaxial cable connectors.

It should be noted that industry segment information may be of limited usefulness in comparing an industry segment of the Company with a similar industry segment of another enterprise.

Selected information by operating segment is summarized below for the three and nine months ended September 30, 2002 and 2001.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

12.	SEGMENTED INFORMATION (continued)

Summary of Business Segment

	For the Three Months Ended		For the Nine Months
	September 30,		Ended September 30,

Net Revenue	2002	2001	2002	2001

Distribution	$10,454,523	$12,951,257	$34,298,626	$34,256,536
Manufacturing	2,820,681	1,215,552	6,223,171	6,139,125
Technology	608,458	1,240,952	1,858,317	3,497,271
Less: Inter-company eliminations	(233,446)	(365,926)	(585,833)	(548,221)

Total Net Revenue	$13,650,216	$15,041,835	$41,794,281	$43,344,711

Gross Profit
Distribution	$2,045,862	$1,871,703	$5,968,899	$5,706,594
Manufacturing	1,018,376	(272,429)	2,045,090	597,461
Technology	122,413	165,912	283,668	533,887

Total Gross Profit	$3,186,651	$1,765,186	$8,297,657	$6,837,942

Selling, general and administrative expenses	(2,878,464)	(3,021,723)	(7,274,515)	(8,052,779)
Special charge	—	(607,446)	—	(607,446)
Amortization	(72,311)	(57,598)	(192,616)	(178,647)
Interest expense — other	(227,877)	(186,097)	(554,662)	(635,059)
— long-term debt	(101,370)	(21,398)	(195,629)	(68,966)

	(3,280,022)	(3,894,262)	(8,217,422)	(9,542,897)

Consolidated Earnings (Loss) Before the Following	(93,371)	(2,129,076)	80,235	(2,704,955)

Write-off of other assets	(11,041)	—	(615,850)	—
Loss on settlement of debt	—	—	(164,000)	—

	(104,412)	—	(779,850)	—

Loss Before Income Taxes	$(104,412)	$(2,129,076)	$(699,615)	$(2,704,955)

     Identifiable Assets:

	September 30,	December 31,
	2002	2001

Distribution and Technology	$24,760,371	$20,375,245
Manufacturing	8,158,475	8,374,950
Other unallocated assets	200,192	120,000

Total Identifiable Assets	$33,119,038	$28,870,195

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

12.	SEGMENTED INFORMATION (continued)

           Expenditures on Property, Plant and Equipment

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,

	2002	2001	2002	2001

Distribution and Technology	$22,302	$9,364	$57,111	$114,676
Manufacturing	1,158	9,052	(8,091)	147,563

Total Expenditures	$23,460	$18,416	$49,020	$262,239

Amortization
(Includes amortization in cost of sales.)

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,

	2002	2001	2002	2001

Distribution and Technology	$16,966	$55,205	$131,485	$172,690
Manufacturing	72,694	40,581	109,034	238,064
Other	100,000	—	100,000	—

Total Amortization	$189,660	$95,786	$340,519	$410,754

Summary by Geographical Area

Net Revenue
(Revenues are attributed based on the location of the customer.)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Canada	$11,062,981	$14,192,209	$36,156,943	$37,753,807
United States	2,061,997	666,389	4,823,420	4,743,162
Other	525,238	183,237	813,918	847,742

Total Net Revenue	$13,650,216	$15,041,835	$41,794,281	$43,344,711

Property, Plant and Equipment
(Property, Plant, Equipment and goodwill by geographical area are based on location of facilities.)

	September 30,	December 31,
	2002	2001

Canada	$2,094,516	$2,280,388
United States	11,806	17,433

Total Property, Plant and Equipment	$2,106,322	$2,297,821

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

September 30, 2002

12.	SEGMENTED INFORMATION (continued)

Sales Information

Distribution

Sales to a customer within the Distribution segment for the three months ended September 30, 2002 amounted to approximately $2,737,223 or 20% of total revenue. Sales to this customer for the nine months ended September 30, 2002 amounted to approximately $10,629,823 or 25% of total revenue. At September 30, 2002 this customer accounted for approximately 50% of total Cabletel accounts receivable. The customer’s account was current as per the terms and conditions of sale. The conditions of sale to this particular customer include payment terms of 180 days.

Sales to another customer within the Distribution segment for the three months ended September 30, 2002 amounted to approximately $3,372,483 or 25% of total revenue. Sales to this customer for the nine months ended September 30, 2002 amounted to approximately $10,875,283 or 26% of total revenue. At September 30, 2002 this customer accounted for approximately 14% of total Cabletel accounts receivable. The customer’s account was current as per the terms and conditions of sale.

Manufacturing

Sales to a customer within the Manufacturing segment for the three months ended September 30, 2002 amounted to approximately $1,568,120 or 56% of the Manufacturing segments total sales or approximately 11% of the Company’s total consolidated sales. For the nine months ended September 30, 2002, sales to this customer within the Manufacturing segment amounted to approximately $4,011,620 or 64% of the Manufacturing segments total sales or approximately 10% of the Company’s total consolidated sales. At September 30, 2002 this customer accounted for approximately 9% of the Company’s total consolidated accounts receivable. The customer’s account was current as per the terms and conditions of sale.

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

13.	UNITED STATES ACCOUNTING PRINCIPLES

The following table reconciles the net earnings (loss) as reported on the statements of operations and deficit prepared in accordance with Canadian GAAP to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss in accordance with Canadian GAAP	$(113,412)	$(2,816,942)	$(726,615)	$(3,123,762)
Reduction in amortization of development costs (net of income taxes)	8,627	4,658	25,880	13,974

Net earnings (loss) in accordance with U.S. GAAP	$(104,785)	$(2,812,284)	$(700,735)	$(3,109,788)

Total assets	$33,078,781	$32,483,659	$33,078,781	$32,483,659

Deficit	$(10,816,491)	$(10,325,975)	$(10,816,491)	$(10,325,975)

Loss on settlement of debt would be reported as an extraordinary item for U.S. GAAP.

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

13.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(a)	Earnings Per Share

Net loss per share calculations under U.S. GAAP would require loss on settlement of debt to be reported as an extraordinary item and accordingly earnings per share would be disclosed as follows:

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,

	2002	2001	2002	2001

Net loss per share:
Basic from continuing operations	($0.02)	($0.39)	($0.08)	($0.44)
Basic from loss on extraordinary item	($0.00)	—	($0.02)	—

Basic loss per share	($0.02)	($0.39)	($0.10)	($0.44)

Diluted from continuing operations	($0.02)	($0.39)	($0.08)	($0.44)
Diluted from loss on extraordinary item	($0.00)	—	($0.02)	—

Diluted earnings per share	($0.02)	($0.39)	($0.10)	($0.44)

Weighted average shares outstanding:
Basic	7,167,612	7,167,612	7,167,612	7,108,237

Diluted	7,184,937	7,196,701	7,247,182	7,182,097

(b)	Comprehensive Income

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the three and nine months ended September 30, 2002, and 2001 the Company’s comprehensive income was the same as net earnings.

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

13.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(c)	Accounting for stock options and pro-forma disclosures required under SFAS 123

Issued by the Financial Accounting Standards Board in October, 1996, Statement of Financial Accounting Standards No. 123, (SFAS 123), “Accounting for Stock-Based Compensation”, establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, (APB 25), “Accounting for Stock Issued to Employees”.

Entities electing to remain with the accounting in APB 25 must make pro-forma disclosures of net income and, if presented, earnings per share, as if the fair value based methods of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1996.

The Company accounts for its stock options under Canadian GAAP, which, in the Company’s circumstances are not materially different from the amounts that would be determined under the provisions of the APB 25 and related interpretations in accounting for its stock option plan. No compensation expense has been charged to the statement of operations for the plan for the three and nine months ended September 30, 2002 or September 30, 2001. Had compensation expense for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under SFAS 123, the Company’s net income and earnings per share would have been reported as the pro-forma amounts indicated in the table below.

The fair value of each option grant was estimated on the date of the grant using the fair value recognition method, with the following assumptions: risk free interest rate of 5% (2001 — 5%) dividend yield of 0%, theoretical volatility assumption of .90 (2001 — .90), three years vesting provision on all options granted in 2002 and 2001, and the expected lives of options of 3 to 7 years (2001 — 3 to 7 years).

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

13.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001
As Reported	As Reported	As Reported	As Reported	As Reported

Net loss
— U.S. GAAP	$(113,412)	$(2,821,600)	$(726,615)	$(3,137,736)
Net loss per share
Basic	($0.02)	($0.39)	($0.10)	($0.44)
Diluted	($0.02)	($0.39)	($0.10)	($0.44)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001
Pro-Forma	Pro-Forma	Pro-Forma	Pro-Forma	Pro-Forma

Net loss
— U.S. GAAP	$(113,412)	$(2,821,600)	$(1,428,840)	$(3,229,106)
Net loss per share
Basic	($0.02)	($0.39)	($0.20)	($0.45)
Diluted	($0.02)	($0.39)	($0.20)	($0.45)

Weighted average fair value of options granted during this period	$0.00	$0.00	$2.10	$1.79

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2002

14.	SUBSEQUENT EVENTS

(i)	On November 1, 2002, the Company entered into a transaction with Allied and certain related companies pursuant to which Cabletel has been granted an option to acquire all of the capital stock of Allied. As part of the proposed transaction, Allied and the Company have agreed upon repayment terms for the approximately $675,000 owed by Allied to the Company for inventory previously provided by the Company. In addition, Cabletel has agreed to provide and additional $100,000 in inventory and advance $50,000 in cash to Allied. At any time prior to full repayment by Allied of such amounts owed, Cabletel has the option to acquire all of the capital stock of Allied for a price equal to the amount of the indebtedness owed by Allied to the Company on the exercise date of that option.

As previously reported, the Company’s second quarter results included a write-off related to Allied. That amount is included in the indebtedness now being restructured by the Company and Allied. The Company took that write-off in connection with the termination of its previously announced agreement to acquire Allied. The new transaction allows the Company to restructure the payment terms of the Allied obligations while at the same time providing the Company with the right to acquire ownership of the Allied business at a later date if Cabletel’s management determines that it is in the Company’s best interest to do so. All of Allied’s indebtedness to the Company is secured by a security interest in Allied’s assets second to the rights of Allied’s senior bank lender.

(ii)	In May, 2002 the Company entered into a new revolving credit facility with its main bank lender. The new CDN $15 million facility, which replaced Cabletel’s previous working capital line, has a three-year term and provides for up to a $3 million increase over the maximum availability under Cabletel’s prior facility. The new facility contains certain customary covenants, including, among others, certain debt servicing ratios. The Company estimates that as of September 30, 2002, as a result of a minor variation from the required debt service ratio, the Company had a technical violation of an applicable covenant. The Company is working with its’ lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment it could adversely affect the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

Results of Operations

Three and Nine Months Ended September 30, 2002

Consolidated net sales for the three months ended September 30, 2002 decreased by $1,391,619 or 9% to $13,650,216 as compared to consolidated net sales of $15,041,835 for the three months ended September 30, 2001. Consolidated net sales of $41,794,281 for the nine months ended September 30, 2002 decreased by $1,550,430 or 4% as compared to consolidated net sales of $43,344,711 for the nine months ended September 30, 2001. The primary reason for the decrease for the three and nine month periods ending September 30, 2002 is attributable to the Company’s Distribution and Technology segments where financial and market conditions that impacted growth in the cable, technology and satellite industry resulted in reduced capital spending within the industry during the year. There is a risk that the softening will continue within the Distribution segment with respect to reduced capital expenditures among the major cable companies throughout the remainder of the year. The Distribution segment however continued to show strength with respect to the supply of product to Canadian cable operators, primarily for a major project in Eastern Canada. This was supplemented by increased sales in the Manufacturing segment of which sales increased by 132% for the quarter and were slightly higher for the nine month period ending September 30, 2002 when compared to the prior year periods. Virtually all of the Manufacturing segments sales were exported to foreign countries, primarily to the United States. The following table shows comparative sales by segment:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Distribution	$10,454,523	$12,951,257	$34,298,626	$34,256,536
Manufacturing	2,820,681	1,215,552	6,223,171	6,139,125
Technology	608,458	1,240,952	1,858,317	3,497,271
Less: Inter-company sales	(233,446)	(365,926)	(585,833)	(548,221)

Net Sales	$13,650,216	$15,041,835	$41,794,281	$43,344,711

     Net sales of $10,454,523 in the Distribution segment for the three months ended September 30, 2002 reflects a decrease of $2,496,734 or 19% compared to $12,951,257 for the three months ended September 30, 2001. Net sales of $34,298,626 in the Distribution segment for the nine months ended September 30, 2002 reflects a decrease of $42,090 or 0.1% compared to $34,256,536 for the nine months ended September 30, 2001. The primary reason for the decrease for the three and nine month periods ending September 30, 2002 in the Distribution segment is attributable to financial and market conditions that impacted growth in the cable, technology and satellite industry resulting in reduced capital spending within the industry during the year.

     Net sales in the Manufacturing segment of $2,820,681 for the three months ended September 30, 2002, reflects an increase of $1,605,129 or 132% when compared to $1,215,552 for the three months ended September 30, 2001. Net sales in the Manufacturing segment of $6,223,171 for the nine months ended September 30, 2002 reflects an increase of $84,046 or 1.4% when compared to $6,139,125 for the nine months ended September 30, 2001. The increase is primarily due to an increase in sales to foreign countries. For the three months ended September 30, 2002 sales to foreign countries, primarily the United States were $2,587,235 compared to $849,626 for the three months ended September 30, 2001. Sales to foreign countries for the nine months ended September 30, 2002 were $5,637,338 compared to $5,590,904 for the nine months ended September 30, 2001. The Company had taken aggressive action in an attempt to increase sales to the U.S., by establishing offices and warehousing facilities in Indiana to facilitate distribution of products. In addition, through the previously announced acquisition of a distributor in the United States, the Company established sales forces throughout the U.S. to better service customers.

     Net sales of $608,458 in the Technology segment for the three months ended September 30, 2002 reflects a decrease of $632,494 or 51% when compared to $1,240,952 for the three months ended September 30, 2001. Net sales of $1,858,317 in the Technology segment for the nine months ended September 30, 2002 reflects a decrease of $1,638,594 or 47% when compared to $3,497,271 for the nine months ended September 30, 2001. The decrease is primarily due to continued project postponements in the networking industry due to the financial environment within the Technology sector.

     Gross profit for the three months ended September 30, 2002 of $3,186,651 increased $1,421,465 or 80% compared to gross profit of $1,765,186 for the three months ended September 30, 2001. Gross margin for the three months ended September 30, 2002 was 23.3% as compared to 11.7% for the three months ended September 30, 2001. Gross profit for the nine months ended September 30, 2002 of $8,297,657 increased $1,459,715 or 21% compared to gross profit of $6,837,942 for the nine months ended September 30, 2001. Gross margin for the nine months ended September 30, 2002 was 19.9% as compared to 15.8% for the nine months ended September 30, 2001. The reason for the increase in gross margin for the three and nine month periods ended September 30, 2002 results primarily from better efficiencies achieved in the Company’s Manufacturing segment. This segment is now concentrating on manufacturing only one style of connector in house more cost effectively while having the balance of the Company’s requirements produced at a lower cost in the Far East. Demand for the Manufacturing segment’s products has enabled production to ramp up to a level where higher volumes produced equates to better efficiencies and a higher gross margin. In addition, the Manufacturing segment comprises a higher percentage of sales for the three and nine months ended September 30, 2002, which generate a higher gross margin when blended with the results of the Company’s other segments. For the three and nine months ended September 30, 2001, the comparable prior period, the manufacturing segment experienced unfavorable manufacturing cost variances as production levels declined resulting from manufacturing costs being spread over a lower volume of units.

     Gross profit of $2,045,862 in the Cabletel Distribution segment for the three months ended September 30, 2002 reflects an increase of $174,159 or 9% when compared to $1,871,703 for the three months ended September 30, 2001. Cabletel Distribution segment gross margin for the three months ended September 30, 2002 was 19.6%, an increase when compared to a gross margin of 14.5% for the three months ended September 30, 2001. Gross profit of $5,968,899 in the Cabletel Distribution segment for the nine months ended September 30, 2002 reflects an increase of $262,305 or 4.6% when compared to $5,706,594 for the nine months ended September 30, 2001. Cabletel Distribution segment gross margin for the nine months ended September 30, 2002 was 17.4% an increase when compared to a gross margin of 16.7% for the nine months ended September 30, 2001. The increase for the three and nine months ended September 30, 2002 is primarily due to a change in product mix.

     Gross profit of $1,018,376 in the Manufacturing segment for the three months ended September 30, 2002 reflects an increase of $1,297,805 or 464% when compared to a gross profit loss of $279,429 for the three months ended September 30, 2001. Manufacturing segment gross margin for the three months ended September 30, 2002 was 36% an increase when compared to a negative gross margin of 23.0% for the three months ended September 30, 2001. Gross profit of $2,045,090 in the Manufacturing segment for the nine months ended September 30, 2002 reflects an increase of $1,447,629 or 243% when compared to gross profit of $597,461 for the nine months ended September 30, 2001. Manufacturing segment gross margin for the nine months ended September 30, 2002 was 32.9% an increase when compared to a gross margin of 10% for the nine months ended September 30, 2001. The increase for the three and nine months ended September 30, 2002 is primarily due to better manufacturing efficiencies achieved by eliminating unfavorable production variances through cost cutting measures implemented in the third quarter of 2001. The Company is currently purchasing Stirling connector products from its supplier in the Far East and manufacturing selective products locally.

     Gross profit of $122,413 in the Technology segment for the three months ended September 30, 2002 reflects a decrease of $43,499 or 26.2% when compared to $165,912 for the three months ended September 30, 2001. Technology segment gross margin for the three months ended September 30, 2002 was 20%, which is an increase when compared to the prior period gross margin of 13.4%. Gross profit of $283,668 in the Technology segment for the nine months ended September 30, 2002 reflects a decrease of $250,219 or 47% when compared to $533,887 for the nine months ended September 30, 2001. Technology segment gross margin for the nine months ended September 30, 2002 was 15.3%, which is virtually the same as the prior period gross margin of 15.3%. For the three and nine months ended September 30, 2002, the Technology segment experienced the effects of a slowdown in the industry resulting in a more competitive environment.

     Selling, general and administrative expenses for the three months ended September 30, 2002 decreased $143,259 or 5% to $2,878,464 when compared to $3,021,723 for the three months ended September 30, 2001. As a percentage of sales, selling, general and administrative expenses for the three months ended September 30, 2002 were 21% compared to 20% for the three months ended September 30, 2001. Selling, general and administrative expenses for the nine months ended

September 30, 2002 decreased $778,264 or 10% to $7,274,515 when compared to $8,052,779 for the nine months ended September 30, 2001. As a percentage of sales, selling, general and administrative expenses for the nine months ended September 30, 2002 were 17.4% compared to 18.6% for the nine months ended September 30, 2001. The Company has made a conscious effort to reduce certain costs which have contributed in returning the Company to operating profitability. Such cost cutting measures included reductions in the Company’s labour force as well as reductions in international marketing costs. Included in selling, general and administrative expenses for the three months ended September 30, 2002 are international marketing costs of approximately $89,000 and for the nine month period ending September 30, 2002, a write-off of accounts receivable amounting to $99,273 related to the Company’s second quarter decision not to pursue the acquisition of Allied Wire and Cable Ltd.

     Interest expense increased $121,752 to $329,247 for the three months ended September 30, 2002 compared to $207,495 for the three months ended September 30, 2001. Interest expense on bank indebtedness for the three months ended September 31, 2002 increased by $41,780 due to higher borrowings under the Company’s new credit facility, and interest expense on long-term debt increased by $79,972. For the nine months ended September 30, 2002, interest expense increased by $46,266 to $750,291 compared to $704,025 for the nine months ended September 30, 2001. Interest on bank indebtedness decreased by $80,397, and interest on long-term debt increased by $126,663. The decrease in interest expense on bank indebtedness reflects lower interest rates on lower levels of borrowings of the Company’s line of credit during the first six months of the year while interest expense on long-term debt was incurred on a long-term note from the renegotiation of credit terms with a major supplier during the second quarter of 2002 and is not comparable to the same period in the prior year.

     Earnings from operations before write-off of other assets, loss on settlement of debt and income taxes for the three months ended September 30, 2002 was a loss of $93,371 as compared to a loss of $2,129,076 for the three months ended September 30, 2001. Total operating expenses of $3,280,022 for the three months ended September 30, 2002 were $614,240 lower than $3,894,262 reported for the three months ended September 30, 2001. Earnings from operations before write-off of other assets, loss on settlement of debt and income taxes for the nine months ended September 30, 2002 was $80,235 as compared to a loss of $2,704,955 for the nine months ended September 30, 2001. Total operating expenses of $8,217,422 for the nine months ended September 30, 2002 were $1,325,475 lower than $9,542,897 reported for the nine months ended September 30, 2001.

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

     For the nine months ended September 30, 2002, the Company wrote off of other assets in the amount of $615,850 related to an amount owed to the Company by Allied Wire and Cable Ltd. For a number of months, Cabletel and Allied had been in negotiations about restructuring their previously announced transaction on terms that would have applied this amount to the net purchase price that would have been paid by Cabletel for Allied’s business. During the second quarter of 2002, the Company had determined that it was not in its best interest to continue to pursue the acquisition and as a result wrote off the amounts owed by Allied to the Company. Subsequently the Company and Allied have reached a mutual agreement pursuant to which Cabletel was granted an option to acquire all of the capital stock of Allied. As part of that transaction, Allied and the Company have agreed upon repayment terms of the previously written off amount by the Company.

     For the nine months ended September 30, 2002, the Company recorded a non-cash item amounting to $164,000 related to the issuance of warrants in connection with a settlement of debt with a major supplier. In connection with the debt settlement the Company issued to the supplier a Warrant to acquire up to 200,000 shares of the Company’s common stock at an exercise price of Cdn. $1.64 per share up to and including May 31, 2007.

     Inclusive of the previously mentioned write offs, for the three months ended September 30, 2002, the Company incurred a net loss of $113,412 compared to a net loss of $2,816,942 for the three months ended September 30, 2001. Basic and fully diluted loss per share was $0.02 for the three months ended September 30, 2002 compared to basic and fully diluted loss per share of $0.39 for the three months ended September 30, 2001. Inclusive of the previously mentioned write offs, for the nine months ended September 30, 2002, net loss was $726,615 compared to a net loss of $3,123,762 for the nine months ended September, 30, 2001. Basic and fully diluted loss per share was $0.10 for the nine months ended September 30, 2002 compared to basic and fully diluted loss per share of $0.44 for the nine months ended September 30, 2001.

Financial Liquidity and Capital Resources

     Historically, the Company has funded its working capital requirements through cash flow generated by its operations and bank indebtedness. Net cash of $1,493,169 was provided during the three months ended September 30, 2002 by financing activities. Of such amount $1,621,983 was provided by bank indebtedness and $128,814 was used to repay long-term debt on a term loan from the landlord of the Company’s head office building, long-term debt on a note payable to a major supplier and to repay long-term debt on an equipment loan. Net cash of $3,148,400 was provided during the nine months ended September 30, 2002 by financing activities. Of such amount $3,536,534 was provided by bank indebtedness and $388,134 was used to repay long-term debt on a term loan from the landlord of the Company’s head office building, long-term debt on a note payable to a major supplier and to repay long-term debt on an equipment loan.

     Net cash used in operating activities for the three months ended September 30, 2002 was $1,499,940. Cash flow from reductions in inventory amounted to $141,930 while decreases in accounts payables and accrued liabilities amounted to $309,915 and outflows of cash to finance accounts receivable and prepaid expenses, deposits and other amounted to $1,300,360 and $114,885, respectively. Net cash used in operating activities for the nine months ended September 30, 2002 was $3,100,822. Cash flow from reductions in inventory amounted to $687,957 and increases in accounts payables and accrued liabilities amounted to $1,663,059 while outflows of cash to finance accounts receivable and prepaid expenses, deposits and other amounted to $4,669,205 and $1,110,076, respectively. Income taxes recoverable increased by $80,192 for the nine months ended September 30, 2002.

     Net cash used in investing activities for the three months ended September 30, 2002 was $23,460 relating to the purchase of capital assets. Net cash used in investing activities for the nine months ended September 30, 2002 was $49,020 relating to the purchase of capital assets.

     On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMBRO BANK N.V., Canada Branch (“LaSalle”) for a three year committed fifteen million Canadian dollars (CAD$15,000,000), or its United States dollar equivalent. The new facility replaces the Company’s previous $12 million credit facility with HSBC Bank Canada. At September 30, 2002 the Company owed $14,845,506 on its Revolving Credit Facility compared to $11,308,972 at December 31, 2001.

     The new facility contains certain customary covenants, including, among others, certain debt servicing ratios. The Company estimates that as of September 30, 2002, as a result of a minor variation from the required debt service ratio, the Company had a technical violation of the applicable covenant. The Company is working with its’ lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment it could adversely affect the Company.

     Contemporaneously with the Company entering into the new Revolving Credit Facility, the Company renegotiated credit terms with a major supplier. That renegotiation included the conversion of US $2.2 million in outstanding payables owed by the Company into a senior subordinated promissory note, which resulted in the Company taking a non-cash charge of $164,000 on loss of settlement of debt. The senior subordinated promissory note bears interest at the rate of 12% per annum and is payable in agreed upon monthly installments of between US $60,000 and US $120,000 over the next two years. In connection with that renegotiation, the Company also issued to the supplier a Warrant to acquire up to 200,000 shares of the Company’s common stock at an exercise price of Cdn. $1.64 per share up to and including May 31, 2007.

     Changes in spending patterns of Cabletel’s key customers will have a direct effect on the results of the Company’s operations and financial condition. In particular, sales to Rogers Cable Systems Limited, East Link Cablesystems, COGECO Cable Inc., Shaw Communications Inc., and Regional Cablesystems, Cabletel’s largest customers which have accounted for approximately 21%, 9%, 6%, 5% and 5% respectively for the 12 month period ending December 31, 2001, of the Company’s total sales. Any future decision by Rogers Cablesystems Limited or East Link Cablesystems, to reduce purchases could have a material adverse effect on the Company’s business, results of operations, and financial condition.

     The Company does not engage in any hedging activities, including, currency hedging activities, in connection with purchases of merchandise from the United States, sales to foreign countries, and distribution operation in Israel.

Other

     The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada. Any material impact of the recently issued Statements of the United States Financial Accounting Standards Board (“FASB”) which have not been adopted and, for which a Canadian counterpart has not been issued, are described in a footnote to the Company’s Consolidated Financial Statements at the required time of adoption of the Statement in the United States.

Inflation

     The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. Historically, the Company has been able to offset any inflationary effects by either increasing or improving cost efficiencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Forward Looking Statements

     Certain information and statements contained in this Management Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward looking statements with respect to the financial condition, results of operations, and business of Cabletel, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which the Company operates, the margins it expects from its products and its expectations regarding selling, general and administrative expenses, as well as management’s beliefs and assumptions regarding these markets. Any statements that are not statements about historical facts also are forward looking statements. The Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) provides a “safe harbor” for forward looking statements. These Cautionary Statements are being made pursuant to the provisions of the Litigation Reform Act and with the intention of obtaining the benefits of the terms of the “safe harbor” provisions of the Act. In order to comply with the terms of the “safe harbor,” the Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward looking statements. Several factors that could cause results or events to differ from current expectations are discussed below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business. In providing forward looking statements, the Company is not undertaking any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise.

International Growth, Foreign Exchange, and Interest Rates

     Cabletel is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, Cabletel may enter into various derivative transactions, when appropriate. Cabletel does not hold or issue derivative instruments for trading or other speculative purposes. As of September 30, 2002, the Company had no material contracts denominated in foreign currencies.

     The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Israel. In addition the Company’s Distribution segment imports approximately 80% of its’ products from the United States for resale in Canada. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in either Canadian or U.S. dollars. The Company constantly monitors the exchange rate between the U.S. dollar, the Canadian dollar and the New Israel shekel to determine if any adverse exposure exists relative to its costs of manufacturing. The

Company does not maintain New Israel shekel denominated currency. Instead, U.S. dollars are exchanged for shekels at the time of payments.

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

Rapid Technological change and voice data convergence

     Cabletel expects that data communications traffic will grow substantially in the future compared to the modest growth expected for voice traffic. The growth of data traffic is expected to have a significant impact on traditional voice networks and create market discontinuities that should drive the convergence of data and telephony. Many of the Company’s traditional customers have already been investing in data networking and that trend is expected to continue. Due to the evolving nature of the communications industry and the technologies involved, there can be no assurance as to the rate of such convergence.

     Rapidly changing technologies, evolving industry standards, frequent new product introductions, and relatively short product life cycles characterize the markets for Cabletel’s products. The Company’s success is expected to depend, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments achieved by its competitors. The success of new or enhanced products is dependent on a number of factors including the timely introduction of such products, market acceptance of new technologies and industry standards, and the pricing and marketing of such products. An unanticipated change in one or more of the technologies affecting telecommunications and data networking, or in market demand for products based on specific technology could have a material adverse effect on the business, results of operations, and financial condition of the Company if it fails to respond in a timely and effective manner to such changes.

Competition

     All aspects of Cabletel’s business are highly competitive. Cabletel competes for sales with national, regional and local distributors, wholesalers and manufacturers of products for the cable television industry. Various manufacturers that supply Cabletel also sell their products to Canadian cable television operators directly or through commissioned agents. In addition, because of the convergence of the cable telecommunications and computer industries and rapid technological development, new competitors may seek to enter the Canadian cable television distribution market. Many of Cabletel’s competitors or potential competitors are substantially larger and have greater resources than the Company. Increased competition could result in price reductions, reduced profit margins, and loss of market share, each of which could have a material adverse effect on the business, results of operations, and financial condition of the Company.

     Cabletel’s commodity products compete on the basis of price and delivery time. Cabletel’s higher technology products, such as transmitters and receivers, compete on the basis of product and specifications and functionality, as well as price.

Capital Spending of Key Customers

     Changes in spending patterns of Cabletel’s key customers will have a direct effect on the results of the Company’s operations and financial condition. In particular, sales to Rogers Cable Systems Limited, East Link Cablesystems, COGECO Cable Inc., Shaw Communications Inc., and Regional Cablesystems, Cabletel’s largest customers which have accounted for approximately 21%, 9%, 6%, 5% and 5% respectively for the 12 month period ending December 31, 2001, of the Company’s total sales. Any future decision by Rogers Cablesystems Limited or East Link Cablesystems, to reduce purchases could have a material adverse effect on the Company’s business, results of operations, and financial condition.

General Industry and Market Conditions and Growth Rates

     Cabletel’s future operating results may be affected by various trends and factors that must be managed in order to achieve desired operating results. In addition, there are trends and factors beyond the Company’s control, which affect its operations. Such trends and factors include general domestic or global economic conditions as well as competitive, technological, and regulatory developments and trends specific to the Company’s industry, customers and markets. These conditions and events could be substantially different than believed or expected and these differences may cause actual results to vary materially from the forward looking statements made or the results which could be expected to accompany such statements.

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

Consolidations in the Telecommunications Industry

     The telecommunications industry has experienced the consolidation of many industry participants and this trend is expected to continue. Cabletel and one or more of its competitors may each supply products to the corporations that have merged or will merge. This consolidation could result in delays in purchasing decisions by the merged corporations with the Company playing a greater or lesser role in supplying the communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on the Company’s business, results of operations, and financial condition.

     Mergers among the supplier base have recently increased and this trend is also expected to continue. The larger combined companies with pooled capital resources may be able to provide solution alternatives with which the Company would be put at a disadvantage to compete. The larger breadth of product offerings these consolidated suppliers could provide could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all their product needs. These consolidated supplier companies could have a material adverse effect on the Company’s business, results of operations, and financial conditions. Current and future strategic alliances and acquisitions will play a strong role in the Company’s ability to compete within this changing landscape.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is party to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate insurance coverage and/or legal defenses with respect to any of these actions and does not believe that they will materially affect the Company’s consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

(i) Certification of Chief Executive Officer

(ii) Certification of Chief Financial Officer

     (b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.

CABLETEL COMMUNICATIONS CORP.

Date: November 11, 2002	By: /s/ Gregory Walling

Gregory Walling President and Chief Executive Officer

Date: November 11, 2002	By: /s/ Ron Eilath

Ron Eilath Chief Financial Officer and Secretary Treasurer

CERTIFICATIONS

     I, Greg Walling, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Cabletel Communications Corp.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Gregory Walling
———————————
Gregory Walling
President and CEO

CERTIFICATION

     I, Ron Eilath, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Cabletel Communications Corp.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Ron Eilath
———————————
Ron Eilath
Chief Financial Officer