Form 10-K
period 2002-12-31
CABLETEL COMMUNICATIONS CORP
filed 2003-03-31
CIK 925601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File Number 1-13332

Cabletel Communications Corp.

(Exact name of registrant as specified in its charter)

Ontario, Canada	8647 8526

(Jurisdiction of incorporation or organization)	(Canadian Federal Tax Account No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes	[ ]	No	[X]

The aggregate market value of Common Shares (based upon the closing per share price of the Common Shares on the American Stock Exchange on June 30, 2002, the most recently completed second fiscal quarter) of Cabletel Communications Corp. held by non-affiliates was approximately U.S. $2,561,173.

The number of Common Shares of the Registrant outstanding as at March 17, 2003 was 7,167,612.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Exchange Rate of the Canadian Dollar

The accounts of Cabletel Communications Corp. (“Cabletel” or the “Company”) are maintained in Canadian dollars. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at March 17, 2003, the rate in Canadian dollars was Cdn. $1.00 = U.S. $0.6773.

Set forth below are the exchange rates for the Canadian dollar equivalent expressed in United States currency during the last 5 years.

	Years Ended December 31,
	(All amounts in United States dollars)

	1998	1999	2000	2001	2002

At End of Year	0.6520	0.6929	0.6669	0.6278	0.6339
Average	0.6759	0.6738	0.6733	0.6460	0.6369
High	0.7098	0.6929	0.6970	0.6700	0.6614
Low	0.6329	0.6533	0.6421	0.6237	0.6202

Accounting Principles

Cabletel’s accounts are presented in accordance with Canadian generally accepted accounting principles. A reconciliation to United States generally accepted accounting principles is set forth in Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report.

Foreign Private Issuer

The Company is a “Foreign Private Issuer” as defined in Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Act”). Although as a Foreign Private Issuer the Company is eligible to file its annual report on Form 20-F, the Company has voluntarily elected to file its annual report on Form 10-K.

Pursuant to Rule 3a12-3(b) of the Act, securities registered by a Foreign Private Issuer are exempt from the provisions of Sections 14(a), 14(b), 14(c), 14(f) and 16 of the Act.

PART I

ITEM 1.	BUSINESS

     Unless the context otherwise requires, references to “Cabletel” the “Company”, “we”, “us” or “our” are to Cabletel Communications Corp. and its direct and indirect subsidiaries, including Cabletel Communications Corp. of Markham, Ontario, on a consolidated basis.

GENERAL

     Cabletel is primarily a Canadian distribution and manufacturing company headquartered in Markham, Ontario with major offices and distribution warehouses located in St. Hubert, Quebec; Delta, British Columbia; Dartmouth, Nova Scotia; and Calgary, Alberta.

     Cabletel was incorporated under the laws of the Province of Ontario, Canada on October 19, 1985. In May 1994, Cabletel completed an initial public offering (the “Offering”) of its Common Shares in certain provinces of Canada. Cabletel’s Common Shares are listed on The Toronto Stock Exchange (the “TSX”) and the American Stock Exchange (the “AMEX”).

     Cabletel is a leader in Canada in providing the tools needed to build, upgrade and maintain cable systems. Cabletel’s manufacturing division is becoming a recognized leader in the design and manufacturing of connectors world-wide for cable, satellite and wireless cable systems in over 32 countries. In 1999, the Company diversified and created Cabletel Technologies to provide products to broadcasters, network providers and other companies involved in connecting people and places.

     The Company operates in three business segments, Distribution, Manufacturing and Technology. The Distribution segment is carried on under the Cabletel Communications Corp. name and is a full-service distributor of broadband equipment to the Canadian television and telecommunications industries, offering a wide variety of products required to construct, build, maintain and upgrade broadcasting and telecommunications systems. Major product lines include coaxial cable (cable consisting of an inner insulated core of solid wire surrounded by an outer insulated flexible wire braid), fiber optic cable (cable used in the transmission of visual, audio or data information modulated on light which is constructed from many strands of flexible and extremely narrow glass fibers contained in a protective sheath), electronic signal modulators and transmitters, amplifiers, fiber optic transmitters and receivers, test equipment, satellite reception apparatus and hardware necessary for installing, operating and maintaining products sold by the Company. Cabletel also supplies products to data communication, utility and telephone companies. Net sales of Cabletel’s Distribution segment represented approximately 79% of the Company’s total net sales for the year ended December 31, 2002. During the year ended December 31, 2002, virtually all sales in the Distribution segment were to customers in Canada.

     The Manufacturing segment is operated in Canada through Stirling Connectors, a division of the Company, in the United States through a wholly-owned subsidiary of the Company, Stirling Connectors, U.S.A., Inc., and in Israel through a wholly-owned subsidiary of the

Company, Stirling (Israel) Ltd. Stirling manufactures and sells brass and aluminum coaxial connectors for use in cable distribution systems. The majority of Stirling’s sales are to foreign markets. Net sales of Stirling represented approximately 17% of the Company’s total net sales for the year ended December 31, 2002. Stirling exported approximately 6% of its product to Israel, 77% of its product to the United States and 6% of its product to other foreign markets.

     The Technology segment which is operated under the Cabletel Communications Corp. name, provides products to broadcasters, network providers and a wide-variety of companies building the infrastructure to support the Internet economy. Net sales attributable to the Technology segment represented approximately 5% of the Company’s total net sales for year 2002. Virtually all sales in the Technology segment for the year ended December 31, 2002 were to customers in Canada.

     For further segmented information, see Note 14 of the Consolidated Financial Statements of the Company included elsewhere in this Annual Report.

THE CANADIAN CABLE TELEVSION INDUSTRY

     The Canadian cable television industry has traditionally functioned as a re-broadcaster of television and radio signals received from the point of original transmission and then modulated, amplified and retransmitted to subscribers’ homes. The industry is approximately 40 years old and currently services over 8.2 million cable subscribers, of which approximately 7.6 million subscribers are residential customers and 0.6 million are commercial subscribers. This represents about 92% of all television households in Canada. Prior to 1983, cable television was essentially restricted to providing “basic” services consisting of distant signals received by way of antenna and certain limited public service channels. Pay-TV was approved by the Canadian Radio-television and Telecommunications Commission in 1983 and consists of a variety of subscription channels providing recently released movies, concerts, sporting events and other programming. Cable television operators are now offering programming on a pay-per-view basis and are also beginning to offer non-video services such as data transmission.

     Investment in digital cable and high-speed broadband services is estimated at an average of $1 billion annually. The result is an advanced broadband infrastructure that can provide 7.8 million households with access to digital cable and high-speed Internet service. The industry currently provides approximately one million digital customers and approximately 1.5 million Internet customers with these services.

     Both urban and rural areas are connected to the cable broadband networks, giving Canada the enviable position of being one of the most connected nations in the world, surpassing the United States in service availability per capita. The cable industry investment is growing in other areas with the introduction of new services such as high definition television, video on demand, and enhanced television. These offer consumers the opportunity to personalize their viewing experiences and interact with content rich applications such as web-TV, E-mail, local portals or multi-player gaming.

     Throughout 2001 and 2002, we have seen growth in customer interest and uptake in digital set top boxes enabling customers to view the broadcasting industry’s latest offering — the diginet services. More than 300 digital services have been licensed to date. So far the industry has introduced between 40 to 60 digital channels to its customers.

     Technical developments and strategic decisions by cable system operators and their competitors will significantly affect the Company. Cable systems are now being by-passed by direct broadcast satellite services. New digital technologies enable the compression of many channels into the bandwidth currently used by one analog channel. There are new wireless technologies, which could be used to bypass existing distribution systems. The entrance of telephone companies into the cable industry and the consolidation of cable companies and telephone companies may affect not only the level of capital spending in general, but the portion thereof received by the Company.

SALES AND MARKETING

     Cabletel markets its products across Canada through 32 full time sales representatives operating out of five regional offices located in Delta, British Columbia; Markham, Ontario; St. Hubert, Quebec; Dartmouth, Nova Scotia; and Calgary, Alberta. The majority of Cabletel’s sales are made to Canadian customers. Approximately 79% of Cabletel sales relate primarily to the Canadian cable television market.

     Cabletel’s customers include almost all of the cable distribution companies in Canada. Approximately 71% of Cabletel’s distribution sales for the year ended December 31, 2002 were made to the five largest cable system operators: Rogers Cablesystems Inc. (33%), East Link (28%), Persona Communications Inc. (4%), Shaw Communications (3%), and Cogeco (3%). The five companies represent approximately 75% of the Canadian cable television market (based on number of homes passed).

     The Backlog of firm orders at December 31, 2002 was $3,681,000 (2001; $6,100,000) and at March 17, 2003 was approximately $3,727,000. Virtually all of these orders are intended for shipment during 2003.

     The level of Cabletel’s sales to its customers is largely determined by the capital expenditures undertaken by the cable television industry in maintaining and upgrading its distribution system. Capital spending in the cable industry has been cyclical. The amount of capital spending, and therefore the Company’s sales and profits, are affected by a variety of factors, including general economic conditions, availability and cost of capital, other demands and opportunities for capital (such as acquisitions), regulation, demand for cable services, competition, alternate technology and real or perceived trends or uncertainties in these factors. Maintenance and improvement of Cable systems is generally undertaken on a seasonal basis with the result that the majority of Cabletel’s sales occur during the period from April to November of each year. However, the advent of the Internet has created strong demand at times of the year where traditionally demand had been low.

     The manufacture of coaxial connectors consists of the production and assembly of individual components to make connectors. The Company has entered into subcontract arrangements with suppliers in the Far East. Approximately 85% of its production was supplied from these subcontractors in 2002. Stirling sales could be impacted by the following: slowdowns in spending by its customers, inability of the Company to supply products on time or quality issues relating to its products. While Stirling has made every effort to assess the credit worthiness of its international customers, it faces a higher risk of collections on its receivables from foreign customers.

     Cabletel’s Distribution segment purchased approximately 10% of the products manufactured by Stirling during 2002. Stirling markets the remainder of its products through direct sales to customers and through three distributors. Approximately 90% of Stirling’s sales are made to the United States, Israel, and South America.

SEASONALITY

     Generally, the Company’s business exhibits a moderate level of seasonality as sales of its products typically increase during the second and third quarters, due primarily to weather conditions in Canada. This, however, has been offset in the past year due to increased demands from customers. There can be no assurances that this trend will continue.

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

EMPLOYEES

     At December 31, 2002, the Company had 78 employees, of which 64 were employed in connection with Cabletel’s Distribution and Technology segment and 14 were employed in connection with Stirling’s manufacturing segment. The Company’s employees are not unionized, and the Company believes that its relationship with its employees is excellent.

ITEM 2.	DESCRIPTION OF PROPERTY

     The Company operates out of the following warehouse and office facilities in five Canadian cities across Canada and one warehouse and office facility in the United States.

	Size
Location	(sq. ft.)	Use	Owned/Leased

Markham, Ontario	61,585	Warehouse and Manufacturing	Leased at $705,988 per annum
	15,659	Office	Lease expires January 31, 2010

St. Hubert, Quebec	6,000	Warehouse	Leased at $64,000 per annum
	2,000	Office	Lease expires January 31, 2004

Dartmouth, Nova	9,499	Warehouse	Leased at $107,653 per annum
Scotia	1,857	Office	Lease expires May 31, 2005

Valparaiso, Indiana	2,800	Warehouse	Leased at U.S. $31,200 per annum
	800	Office	Lease expires September 30, 2003

Delta, British	10,000	Warehouse	Leased at $111,062 per annum
Columbia	1,040	Office	Lease expires March 31, 2007

Calgary, Alberta	2,000	Warehouse	Leased at $23,400 per annum
	400	Office	Lease expires November 30, 2003

     The Company believes its properties are adequate for its current needs.

ITEM 3.	LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.	MARKET FOR A REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Shares currently trade on the TSX and on the AMEX under the symbol TTV. The Company’s Common Shares are the only class of shares issued and outstanding. The Common Shares were listed and posted for trading on the TSX on May 19, 1994 and on the AMEX on September 13, 1994.

     The high and low sales prices for the Common Shares on the AMEX during 2002 and 2001 that the Common Shares were traded thereon were as follows:

Fiscal Year Ended December 31,
American Stock Exchange

	($ U.S.)
	High	Low

	2001

First Quarter	2.63	1.75
Second Quarter	2.05	1.40
Third Quarter	1.71	0.55
Fourth Quarter	1.49	0.58

	2002

First Quarter	1.43	1.00
Second Quarter	1.44	0.93
Third Quarter	1.15	0.98
Fourth Quarter	1.34	0.95

     On March 17, 2003 the last reported per Common Share sale price on the AMEX was U.S.$1.20. There were approximately 47 holders of record of the Common Shares as of March 17, 2003.

     The Company has never declared or paid cash dividends on its capital stock, and the Company’s Board of Directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. Earnings of the Company, if any, are expected to be retained for use in expanding the Company’s business. The declaration and payment in the future of any cash or stock dividends on the Common Shares will be at the discretion of the Board of Directors of the Company and will depend upon a variety of factors, including the ability of the Company to service its outstanding indebtedness and to pay its dividend obligations on securities ranking senior to the Common Shares, if any, the Company’s future earnings, if any, capital requirements, financial condition and such other factors as the Company’s Board of Directors may consider to be relevant from time to time. In addition, the Company is currently restricted from paying dividends under the terms of its credit facilities.

ITEM 6.	SELECTED FINANCIAL DATA

     The following selected financial data is extracted from the Consolidated Financial Statements of the Company and should be read in conjunction therewith and the notes related thereto included elsewhere in this Annual Report. The Consolidated Financial Statements of the Company have been prepared on a continuity of interest basis.

STATEMENT OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000	1999	1998

Sales	$53,629,075	$58,120,899	$74,492,559	$54,445,287	$42,629,701
Expenses	10,964,741	12,143,628	12,710,076	8,305,835	15,148,053 *
Net earnings (loss)**	(1,018,117)	(2,906,118)	932,785	567,377	(7,784,637)
Net earnings (loss) per common share
Basic	$(0.14)	$(0.41)	$0.13	$0.09	$(0.19)
Diluted	$(0.14)	$(0.41)	$0.12	$0.08	$(0.19)

*	Included in expenses are restructuring charges of $7,098,077 in 1998.

**	Net earnings in 2002 include charges of $566,145 relating to a write off of other assets and charges of $164,000 relating to a loss on settlement of debt. 2001 net earnings include charges of $1,791,836 relating to an increase in inventory obsolescence amounting to $500,000, increased provisions for bad debts of $454,000, a write off of $480,000 of legal, consulting, and financing costs relating to acquisitions and financings that did not materialize, and $357,836 relating to charges comprised of employee termination costs.

**	Net earnings in 1999 include a gain of $122,070 on sale of land and building and a gain of $72,570 on surrender of life insurance.

BALANCE SHEET

	As at December 31,

	2002	2001	2000	1999	1998

Total assets	$29,630,024	$28,870,195	$38,137,912	$25,368,199	$18,115,853
Current portion of long-term debt	2,067,558	171,385	168,616	—	—
Long-term debt	1,154,088	713,737	849,722	—	—
Shareholders’ equity	5,216,218	6,070,335	8,825,830	6,945,557	6,232,775
Retained earnings (deficit)	(11,084,543)	(10,066,426)	(7,160,308)	(8,093,093)	(8,660,470)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes discussion and analysis of our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in Canada, which, except as described in Note 15 of the accompanying financial statements, conform, in all material respects, with the accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. Management bases its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in our financial statements include the allowance for doubtful accounts, inventory excess and obsolescence reserves, discounts, allowances and rebates, income tax valuation allowances and impairment reviews for investments, fixed assets, goodwill and other intangibles. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

     Management believes that the following critical accounting policies require more significant judgments and estimates in the preparation of the Company’s consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management’s evaluation of the ability of our customers to make payments, focusing on customer financial difficulties and age of receivable balances. An adverse change in financial condition of a significant customer or group of customers could materially affect management’s estimates related to doubtful accounts. We record estimated reductions to revenue for customer programs and incentive offerings, such as discounts, allowances, and rebates. These estimates are based on contract terms, historical experience, and other factors. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, declining market conditions could result in increased estimates of sales returns and allowances resulting in incremental reductions to revenue. We maintain allowances for excess and obsolete inventory. These estimates are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, shipment experience, forecasted demand and market conditions. We do not believe our products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust inventory levels to declining demand. However, if actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required. Management reviews intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. Goodwill is tested for impairment annually and on an interim basis when events or circumstances change. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, or assumptions about and estimates of future cash flows expected to arise from these assets. Future cash flows may be adversely impacted by operating performance, market conditions, and other factors. If an impairment is indicated by this analysis, the impairment charge to be recognized, if any, would be measured as the amount by which the carrying value exceeds fair value, estimated by management based on market prices, if available, or forecasted cash flows, discounted using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If actual future cash flows, discount rates and other assumptions used in the assessment and measurement of impairment differ from management’s estimates and forecasts, additional impairment charges could be required. Discussion of 2002 impairment charges is located within the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended December 31, 2002.

     The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Consolidated net sales for the year ended December 31, 2002 decreased by $4,491,824 or 7.7% to $53,629,075 compared to consolidated net sales of $58,120,899 for the year ended December 31, 2001. The decrease is primarily attributable to the Company’s Distribution and Technology segments where financial and market conditions that impacted growth in the cable, technology and satellite industry resulted in reduced capital spending within the industry during the year. However, the Distribution segment has benefited from its arrangement to supply product for a major project in Eastern Canada. This was supplemented by increased sales in the Manufacturing segment of 19% for the year ended December 31, 2002.

     The following table shows comparative sales by segment:

	Net Sales
	Year Ended December 31,

	2002	2001

Distribution	$42,615,216	$46,715,597
Manufacturing	9,355,703	7,859,032
Technology	2,730,643	4,430,460
Less: Inter-company sales	(1,072,487)	(884,190)

Net Sales	$53,629,075	$58,120,899

     Net sales of $42,615,216 in the Distribution segment for the year ended December 31, 2002 reflects a decrease of $4,100,381 or 8.8% compared to $46,715,597 for the year ended December 31, 2001. The decrease in the Distribution segment is attributable to financial and market conditions that impacted growth in the cable, technology and satellite industry resulting in reduced capital spending within the industry during the year.

     Net sales in the Manufacturing segment of $9,355,703 for the year ended December 31, 2002, reflects an increase of $1,496,671 or 19.0%, compared to $7,859,032 for the year ended December 31, 2001. The increase is primarily due to an increase in sales to foreign countries. For the year ended December 31, 2002, sales to foreign countries, primarily the United States, were $8,405,887 compared to $6,974,839 for the year ended December 31, 2001. The Company had taken aggressive action in an attempt to increase sales to the U.S., by establishing offices and warehousing facilities in Indiana to facilitate distribution of products. In addition, through the May 2002 acquisition of its distributor in the United States, the Company established a sales force throughout the U.S. to better service customers.

     Net sales of $2,730,643 in the Technology segment for the year ended December 31, 2002 reflects a decrease of $1,699,817 or $38.4%, compared to $4,430,460 for the year ended December 31, 2001. The decrease is primarily due to continued project postponements in the networking industry due to the financial environment within the Technology sector.

     Gross profit for the year ended December 31, 2002 of $10,744,578 increased by $1,086,221 or 11.2% compared to a gross profit of $9,658,357 for the year ended December 31, 2001. Gross margin for the year ended December 31, 2002 was 20.0% compared to 16.6% for the year ended December 31, 2001. The primary reason for the increase in gross margin for the year ended December 31, 2002 was efficiencies achieved in the Company’s Manufacturing segment. This segment is now concentrating on manufacturing one model of connector in house, while having the balance of the Company’s requirements produced at a lower cost in the Far East. Demand for the Manufacturing segment’s products has enabled production to ramp up to a level where higher volumes are produced more efficiently and yield a higher gross margin. In addition, the manufacturing segment comprises a higher percentage of overall sales for the year ended December 31, 2002, which generates a higher gross margin when averaged with the results of the Company’s other segments.

     Gross profit of $7,624,991 in the Cabletel Distribution segment for the year ended December 31, 2002 reflects a decrease of $167,587 or 2.2% compared to $7,792,578 for the year ended December 31, 2001. Gross margin for the Distribution segment for the year ended December 31, 2002 was 17.9% an increase compared to a gross margin of 16.7% for the year ended December 31, 2001. The increase is primarily due to a change in product mix. The segment experienced higher sales of hardware products and reduced sales in cable products which are generally sold at a lower profit margin.

     Gross profit of $2,703,205 in the Manufacturing segment for the year ended December 31, 2002 reflects an increase of $1,531,679 or 130.7% compared to gross profit of $1,171,526 for the year ended December 31, 2001. Gross margin for the Manufacturing segment for the year ended December 31, 2002 was 28.9% an increase compared to a gross margin of 14.9% for the year ended December 31, 2001. The increase is primarily due to manufacturing efficiencies achieved by eliminating unfavorable production variances through cost cutting measures implemented in the third quarter of 2001. The Company is currently purchasing Stirling connector products from its supplier in the Far East and manufacturing selective products locally.

     Gross profit of $416,382 in the Technology segment for the year ended December 31, 2002 reflects a decrease of $277,871 or 40.0% compared to $694,253 for the year ended December 31, 2001. Gross margin for the Technology segment for the year ended December 31, 2002 was 15.2%, which is slightly lower compared to the prior year gross margin of 15.7%. The Technology segment experienced the effects of a slowdown in the industry resulting in a more competitive environment.

     Selling, general and administrative expenses for the year ended December 31, 2002 decreased $1,015,524 or 9.5% to $9,633,169 compared to $10,648,693 for the year ended December 31, 2001. As a percentage of sales, selling, general and administrative expenses for the year ended December 31, 2002 were 18.0% compared to 18.3% for the year ended December 31, 2001. The Company has made a conscious effort to reduce costs, including reductions in the Company’s labour force, as well as reduce international marketing costs.

     For the year ended December 31, 2002 there were no charges recognized as special charges. Special charges for the year ended December 31, 2001 were $357,836, which related to termination expenses of 42 employees, of which 32 were engaged in manufacturing activities of Stirling Connectors and 10 were related to inside sales and warehouse functions of Cabletel. In light of the industry and economic environment, and capital market trends impacting both Cabletel current operations and expected future growth rates, the Company has implemented steps to optimize results and drive efficiencies in the business by streamlining operations and activities in order to return the Company to profitability.

     Interest expense increased $185,623 to $1,072,730 for the year ended December 31, 2002 compared to $887,107 for the year ended December 31, 2001. Interest expense on bank indebtedness for the year ended December 31, 2002 of $771,423 decreased by $28,518 down from $799,941 for the year ended December 31, 2001. Interest expense on long-term debt was $301,307 which represents an increase of $214,141 up from $87,166 for the year ended December 31, 2001. The decrease in interest expense on bank indebtedness reflects lower interest rates on lower levels of borrowings of the Company’s line of credit for the year. Interest expense on long-term debt was incurred on a long-term note from the renegotiation of credit terms with a major supplier during the second quarter of 2002 and is not comparable to the same period last year.

     Loss from operations before write-off of other assets, loss on settlement of debt and income taxes for the year ended December 31, 2002 was $220,163 compared to a loss of $2,485,271 for the year ended December 31, 2001. This is reflective of the increase in gross profit. Total operating expenses of $10,964,741 for the year ended December 31, 2002 were $1,178,887 lower than $12,143,628 reported for the year ended December 31, 2001.

     Income taxes for the year ended December 31, 2002 were $67,809 compared to $420,847 for the year ended December 31, 2001. In assessing its future tax assets, management must consider whether it is more likely than not that some portion or all of the future tax assets will be recognized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has income tax losses in the amount of approximately $3,489,000 expiring in 2009.

     For the year ended December 31, 2002, the Company wrote off other assets in the amount of $566,145 related to an amount owed to the Company by Allied Wire and Cable Ltd. The Company took the write-off in connection with the termination of its previously announced agreement to acquire Allied. For a number of months, Cabletel and Allied had been in negotiations about restructuring their previously announced transaction on terms that would have applied this amount to the net purchase price that would have been paid by Cabletel for Allied’s business. During the second quarter of 2002, the Company had determined that it was not in its best interest to continue to pursue the acquisition and as a result wrote off the amounts owed by Allied to the Company. Subsequently, on November 1, 2002, the Company entered into a transaction with Allied and certain related companies pursuant to which Cabletel has been granted an option to acquire all of the capital stock of Allied for nominal consideration. As part of the proposed transaction Cabletel has agreed to provide an additional $100,000 in inventory and advance $50,000 in cash to Allied.

     For the year ended December 31, 2002, the Company recorded a non-cash item amounting to $164,000 related to the issuance of warrants in connection with a settlement of debt with a major supplier. In connection with the debt settlement the Company issued to the supplier a warrant to acquire up to 200,000 Common Shares at an exercise price of Cdn. $1.64 per share up to and including May 31, 2007.

     Inclusive of the previously mentioned write offs, for the year ended December 31, 2002, the Company incurred a net loss of $1,018,117 compared to a net loss of $2,906,118 for the year ended December 31, 2001. Basic and fully diluted loss per share for the year ended December 31, 2002 was $0.14 compared to basic and fully diluted loss per share of $0.41 for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Consolidated net sales for the year ended December 31, 2001 decreased by $16,371,660 or 22% to $58,120,899 compared to consolidated net sales of $74,492,559 for the year ended December 31, 2000. Reduced volumes in all product categories are reflective of the financial and market conditions that impacted growth in the cable industry resulting in reduced capital spending by the Canadian cable operators.

     The following table shows comparative sales by segment:

	Net Sales
	Year Ended December 31,

	2001	2000

Distribution	$46,715,597	$59,059,214
Manufacturing	7,859,032	12,938,721
Technology	4,430,460	3,473,364
Less: Inter-company sales	(884,190)	(978,740)

Net Sales	$58,120,899	$74,492,559

     Net sales of $46,715,597 in the Distribution segment for the year ended December 31, 2001 reflects a decrease of $12,343,617 or 20.9% compared to $59,059,214 for the year ended December 31, 2000. The decrease is primarily the result of reduced capital spending by Canadian cable operators.

     Net sales in the Manufacturing segment of $7,859,032 for the year ended December 31, 2001, reflects a decrease of $5,079,689 or 39.3% compared to $12,938,721 for the year ended December 31, 2000. The decrease is primarily due to a slow down in the growth in the cable industry. Sales to foreign countries for the year ended December 31, 2001 were $6,974,839 compared to $11,929,981 for the year ended December 31, 2000. The decrease is due to a major contract with an Israeli company terminating in 2001. Sales to Israel for the year ended December 31, 2001 were $855,266 compared to $7,953,483 for the year ended December 31, 2000. The Company has taken aggressive action in an attempt to increase sales to the U.S., by establishing offices and warehousing facilities in Indiana to facilitate distribution of products. In addition, the Company established a sales force throughout the U.S. to better service customers. As a result, sales to the U.S. for the year ended December 31, 2001 were $5,370,113 compared to sales of $3,489,598 for the year ended December 31, 2000.

     Net sales of $4,430,460 in the Technology segment for the year ended December 31, 2001 reflects an increase of $957,096 or $27.6% compared to $3,473,364 for the year ended December 31, 2000. The increase is primarily due to an aggressive focus on sales to the networking industry as well as to a maturing of the Technology segment, which commenced in January 1999.

     Gross profit for the year ended December 31, 2001 of $9,658,357 decreased $4,437,318 or 31.5% compared to gross profit of $14,095,675 for the year ended December 31, 2000. Gross margin for the year ended December 31, 2001 was 16.6% compared to 18.9% for the year ended December 31, 2000. The primary reason for the decrease in gross margin for the year ended December 31, 2001 was an inventory obsolescence charge taken during the year totaling $500,000. The reduction is also reflective of a change in product mix as well as the effects of a more competitive environment. In addition, higher manufacturing costs were incurred during the first half of the year, which due to the competitive environment, could not be passed on to customers.

     Gross profit of $7,792,578 in the Distribution segment for the year ended December 31, 2001 reflects a decrease of $1,133,165 or 12.7% compared to $8,925,743 for the year ended December 31, 2000. Gross margin for the Distribution segment for the year ended December 31, 2001 was 16.7% an increase compared to a gross margin of 15.1% for the year ended December 31, 2000. The increase is primarily due to a change in product mix.

     Gross profit of $1,171,526 in the Manufacturing segment for the year ended December 31, 2001 reflects a decrease of $3,458,967 or 74.7% compared to gross profit of $4,630,493 for the year ended December 31, 2000. The decrease is primarily due to the charging of manufacturing expenses through cost of sales of fixed overhead. As production levels declined, the Company experienced unfavorable manufacturing cost variances since fixed manufacturing costs were spread over a lower volume of units. Consequently, in July 2001, Management decided to lay-off all hourly production workers at Stirling Canada. The Company is currently purchasing Stirling connector products from its supplier in the Far East and manufacturing selective products locally.

     Gross profit of $694,253 in the Technology segment for the year ended December 31, 2001 reflects an increase of $154,814 or 28.7% compared to $539,439 for the year ended December 31, 2000. Gross margin for the Technology segment for the year ended December 31, 2001 was 15.7%, which is comparable to the prior year gross margin of 15.5%. The Technology segment benefited from a more favorable product mix during the first part of the year but the effects of a more competitive environment were evident during the second half of the year.

     Selling, general and administrative expenses for the year ended December 31, 2001 decreased $1,041,157 or 8.9% to $10,648,693 compared to $11,689,850 for the year ended December 31, 2000. Included in selling, general and administrative expenses are charges of $934,000 relating to an increase in allowance for doubtful accounts amounting to $454,000 and a write off of $480,000 legal, consulting, and financing costs relating to acquisitions and financings that did not materialize. The decrease is primarily due to a reduction in international marketing costs as a result of decreased foreign sales and the result of a reduction in moving and relocating costs, which were recorded in the prior period. As a percentage of sales, selling, general and administrative expenses for the year ended December 31, 2001 were 18.2% compared to 15.6% for the year ended December 31, 2000.

     Special charges for the year ended December 31, 2001 were $357,836, relating to termination expenses of 42 employees, of which 32 were engaged in manufacturing activities of

Stirling Connectors and 10 were related to inside sales and warehouse functions of Cabletel. No similar charge was taken for the comparable period ending December 31, 2000. In light of the industry and economic environment, and capital market trends impacting both Cabletel current operations and expected future growth rates, the Company has implemented steps to optimize results and drive efficiencies in its business by streamlining operations and activities in order to return the Company to profitability.

     Interest expense increased $104,054 to $887,107 for the year ended December 31, 2001 compared to $783,053 for the year ended December 31, 2000. The increase in interest expense reflects higher borrowings on the Company’s line of credit with HSBC Bank Canada during the year as well as interest expense on long-term debt acquired to purchase equipment and perform leasehold improvements.

     Loss from operations before taxes for the year ended December 31, 2001 was $2,485,271 compared to earnings from operations before taxes of $1,385,599 for the year ended December 31, 2000. This reflects a decrease in gross profit. Total operating expenses of $12,143,628 for the year ended December 31, 2001 were $566,448 lower than $12,710,076 reported for the year ended December 31, 2000. The 2001 results are impacted by lower international marketing costs as a result of a reduction in foreign sales.

     Income taxes for the year ended December 31, 2001 were $420,847 compared to $452,814 for the year ended December 31, 2000. In assessing its tax future assets, management must consider whether it is more likely than not that some portion or all of the future tax assets will be recognized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income projections for future taxable income over the periods, which the future tax assets are deductible. During the year management re-evaluated the likelihood of realization of the benefits of the future tax assets and decided to revise the valuation allowance, as a result the balance of future income taxes as of December 31, 2001 has been reduced to nil.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its working capital requirements through cash flow generated by its operations and bank indebtedness. Net cash of $447,177 was used during the year ended December 31, 2002 for financing activities. Of such amount, $732,140 was used to repay long-term debt on a term loan from the landlord of the Company’s head office building, long-term debt on a note payable to a major supplier and long-term debt on an equipment loan. Offsetting the above amount was $284,963 provided by bank indebtedness.

     Net cash provided by operating activities for the year ended December 31, 2002 was $616,255. Cash flow from reductions in inventory was $774,190. Also, operating cash flow included reductions in accounts receivable amounting to $104,618 off set by increases in prepaid expenses, deposits and other in the amount of $1,396,043. Also off setting the cash inflows were outflows of cash used to reduce accounts payable and accrued liabilities in the amount of $862,402.

     Net cash used in investing activities for the year ended December 31, 2002 was $118,201. Investing activities reflect capital expenditures in replacing factory equipment and leasehold improvements.

     On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMRO BANK N.V., Canada Branch (“LaSalle”) for a three year committed fifteen million dollars ($15,000,000), or its United States dollar equivalent. The new facility replaced the Company’s previous $12 million credit facility with HSBC Bank Canada.

     The new facility contains certain customary covenants. As of December 31, 2002, as a result of a variation from the required minimum adjusted net worth, interest coverage ratio and debt service ratio, the Company had a technical violation of the applicable covenants. On March 25, 2003, the Company entered into a waiver and amendment to its credit agreement with its senior bank lender to remedy the above mentioned technical violations of minimum adjusted net worth, interest coverage ratio and debt service ratio covenants contained in its senior credit facility.

     Contemporaneously with the Company entering into the new Revolving Credit Facility, the Company renegotiated credit terms with a major supplier. That renegotiation included the conversion of US $2.2 million in outstanding payables owed by the Company into a senior subordinated promissory note, which resulted in the Company taking a non-cash charge of $164,000 on loss of settlement of debt. The senior subordinated promissory note bears interest at the rate of 12% per annum and is payable in agreed upon monthly installments of between US $60,000 and US $120,000 over the next two years. In connection with that renegotiation, the Company also issued to the supplier a warrant to acquire up to 200,000 Common Shares at an exercise price of $1.64 per share up to and including May 31, 2007.

     As of November 1, 2002, the Company began consolidating the results of Allied, as a result of the Company’s ability to convert it’s convertible debenture into 100% ownership of all issued and outstanding common shares of Allied for nominal consideration. Allied is currently in negotiations with its senior bank lender with regards to an extension of its senior bank facility beyond its current maturity date. If Allied is unable to obtain such an extension, Cabletel does not intend to exercise its option. This event could adversely affect the consolidated results of the Company.

     The Company does not engage in any hedging activities, including, currency hedging activities, in connection with purchases of merchandise from the United States, sales to foreign countries and distribution operation in Israel.

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

RECENT UNITED STATES ACCOUNTING PRONOUNCEMENTS

(i)	Statement of Financial Accounting Standards (“SFAS”) No. 141, SFAS 142, SFAS 143 and SFAS 144.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets”.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

On January 1, 2002, the Company adopted SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144. The adoption of these statements did not have a material impact on the Company’s results of operations or financial condition.

(ii)	Statement of Financial Accounting Standards No. 146 (SFAS No. 146)

In July 2002, the FASB issued SFAS No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

(iii)	Statement of Financial Accounting Standards No. 148 (SFAS No. 148)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method.

(iv)	FASB Interpretation No. 45 (FIN 45)

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the Company’s results of operations or financial condition.

(v)	FASB Interpretation No. 46 (FIN 46)

In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities.

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

RISK FACTORS

Gross Profit for the Manufacturing Segment Disclosures

     Gross profit for the product category disclosures within Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report was derived from estimates using standard product margins and an allocation of manufacturing variances.

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

Capital Spending of Key Customers

     Changes in spending patterns of Cabletel’s key customers will have a direct effect on the results of the Company’s operations and financial condition. In particular, sales to Rogers Cable Systems Limited, East Link Cablesystems, Persona Communications Inc., Shaw Communications Inc., and COGECO Cable Inc., Cabletel’s largest customers which have accounted for approximately 33%, 28%, 4%, 3% and 3%, respectively, of the Company’s total sales for the 12 month period ending December 31, 2002, of the Company’s total sales. Any future decision by Rogers Cablesystems Limited or East Link Cablesystems to reduce purchases could have a material adverse effect on the Company’s business, results of operations, and financial condition.

International Growth, Foreign Exchange, and Interest Rates

     Cabletel is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, Cabletel may enter into various derivative transactions, when appropriate. Cabletel does not hold or issue derivative instruments for trading or other speculative purposes. As at December 31, 2002, the Company had no material contracts denominated in foreign currencies.

     The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted is Israel. In addition, the Company’s Distribution segment imports approximately 80% of its’ products from the United States for resale in Canada. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in either Canadian or U.S. dollars. The Company constantly monitors the exchange rate between the U.S. dollar, the Canadian dollar and the New Israel shekel to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain New Israel shekel denominated currency. Instead, U.S. dollars are exchanged for shekels at the time of payments.

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

     The following discussion of the Company’s risk-management activities includes “forward looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

     Cabletel is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, Cabletel may enter into various derivative transactions, when appropriate. Cabletel does not hold or issue derivative instruments for trading or other speculative purposes. As of December 31, 2002, the Company had no material contracts denominated in foreign currencies.

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

     The Financial Statements of the Company for the three year period ended December 31, 2002 are hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

     The following table sets forth the name and municipality of residence, the age, the position held with Cabletel and the principal occupation of each of the directors and executive officers of Cabletel:

Name & Municipality of Residence	Age	Position with Cabletel	Principal Occupation

DAVID R. PETERSON(1)(2)	59	Chairman of the Board	Chairman of Cassels,
Toronto, Ontario		and Director	Brock and Blackwell LLP
			(a legal firm)

GREGORY WALLING	41	Chief Executive Officer,	Executive Officer of
Lindsay, Ontario		President and Director	Cabletel

RON EILATH	47	Chief Financial Officer	Executive Officer of
Thornhill, Ontario		and Secretary Treasurer	Cabletel

WILLIAM J. BIGGAR(1)	50	Director and Audit	Executive Vice-President,
Toronto, Ontario		Committee Chairman	Magna International Inc.

JAMES L. FAUST(2)	61	Director	Chief Executive Officer of
Rolling Meadows, Illinois			Clearband LLC, and
			Director of ARRIS Corp.
			(formerly ANTEC Corporation)

LAWRENCE A. MARGOLIS(1)	55	Director	Executive Vice President,
Golf, Illinois			Chief Financial Officer of
			ARRIS Corp. (formerly
			ANTEC Corporation)

LEN COCHRANE(2)	56	Director and Compensation	President of Teletoon
Mississauga, Ontario		Committee Chairman	Canada Inc.

DAVE NOLAN	42	Vice President, Sales	Executive Officer of
Markham, Ontario		and Marketing	Cabletel

BRUCE DOWNIE	47	Vice President,	Executive Officer of
Markham, Ontario		Operations	Cabletel

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

     Each of the foregoing directors and executive officers of Cabletel has been engaged in the current occupations shown opposite their respective names for the last five years or as stated below.

     Mr. Peterson was elected as a director of Cabletel on August 11, 2000 and subsequently appointed Chairman of the Board on December 12, 2000. Mr. Peterson was formerly Premier of Ontario, and is presently Chairman of Cassels Brock & Blackwell LLP, one of Canada’s leading legal firms, as well as Chairman of Cassels Pouliot Noriega, an international affiliate of Toronto, Montreal and Mexico City law firms. Mr. Peterson is also a member of the boards of Rogers Communications Inc., Rogers AT&T Wireless, National Life Assurance Co., Industrial-Alliance Life Assurance Company, BNP Paribas (Canada), SMK Speedy International Inc., Inscape, Vector Aerospace Corporation, Ivanhoe Cambridge, and Tesma International Inc. Prior to serving in the legislature, Mr. Peterson was President and Chief Executive Officer of C.M. Peterson, a national distributor of electronic products.

     Mr. Biggar became a director of Cabletel on June 27, 2001 and is currently Executive Vice-President with Magna International Inc. From August 1999 to March 2001 Mr. Biggar was Executive Vice-President and Chief Financial Officer for Cambridge Shopping Centres Ltd., and from April 1996 to January 1999 was Senior Vice-President, Investments, of Barrick Gold Corporation. Mr. Biggar is also a member of the board of Manitou Capital Corporation.

     Mr. Margolis became a director in August of 1996 in connection with the ANTEC Canadian Business Acquisition. From 1986-1992, Mr. Margolis was Vice President, General Counsel and Secretary of Anixter.

     Mr. Faust became a director in August of 1996 in connection with the ANTEC Canadian Business Acquisition. From 1989-1994, Mr. Faust held various executive positions with General Instrument Corporation and is also a director of Arris Corporation, Evolve Communications and Optimal Systems.

     Mr. Cochrane became a director in August of 1999 and is currently the President of Teletoon Inc. He has held this position since October 2001. From November 1990 to September 2001 he was the President and Chief Operating Officer of Family Channel Inc.

     Mr. Walling was appointed Chief Executive Officer and President of Cabletel in October 1998. Prior to 1998, Mr. Walling served as President of Star Choice Television Network Inc. (1995-1998). From 1992 to 1998, he was President of Walling Corporation. See “Item 11. Executive Compensation. — Compensation of Executives — Employment Contract”.

     Mr. Eilath who serves as an executive officer of Cabletel has been employed by the Company as Vice President, Finance from July 1997 to June 2000 and subsequent to June 2000 as Chief Financial Officer and Secretary Treasurer. From 1995 to 1997, Mr. Eilath served as Vice President, Finance of the Mariposa Group. Prior to 1995, he was Executive Vice President, Finance with the Greenwin Group of Companies. See “Item 11. Executive Compensation — Compensation of Executives — Employment Contract.”

     Mr. Nolan was appointed an executive officer of Cabletel on March 7, 2000 and is employed by Cabletel as Vice President, Sales and Marketing. Prior to joining the Company, Mr. Nolan served as Vice President with ANTEC Corporation, a developer, manufacturer and supplier of optical and radio frequency transmission equipment for the construction, rebuilding and maintenance of broadband communications systems. See “Item 11. Executive Compensation — Compensation of Executives — Employment Contract.”

     Mr. Downie was appointed as an executive officer of Cabletel in February 2001 and is employed by Cabletel as Vice President, Operations. Prior to February 2001, Mr. Downie served as Director of Operations for Cabletel.

     Each member of the board of directors of Cabletel will serve until the next annual meeting of shareholders or until his successor is duly elected. Officers are appointed to serve, at the discretion of the board of directors of Cabletel, until their successors are appointed. See “Item 11. Executive Compensation. — Compensation of Executives — Employment Contract”.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVES

     The following table sets forth compensation to be paid or awarded to Mr. Walling, who was appointed Chief Executive Officer in 1998, and Messrs. Eilath, and Nolan the only executive officers of Cabletel whose total salary and bonus for the fiscal year ended December 31, 2002 exceeded U.S. $100,000. The following table is stated in Canadian dollars.

Summary Compensation Table
For Year Ended December 31, 2002

	Annual Compensation						Long-Term Compensation

					Other		Securities	All
					Annual		Underlying	Other
	Year	Salary		Bonus	Compensation(1)		Options	Compensation

GREGORY WALLING(5)(6)	2002	$222,800	(4)	—	$7,511	(2)	115,000	$460,000 (5)
President and Chief	2001	222,800		45,000	15,827		—
Executive Officer	2000	222,800		—	155,354	(6)	150,000

RON EILATH(5)(6)	2002	$140,000		$40,825	$20,657	(2)	60,000	$360,000 (5)
Chief Financial	2001	140,000		20,000	25,567		—
Officer, Secretary,	2000	140,000		50,000	114,622	(6)	75,000
and Treasurer

DAVE NOLAN(3)	2002	$125,000		$45,625	$17,400	(2)	40,000	—
Vice-President,	2001	125,000		45,000	17,466		—
Sales and Marketing	2000	117,308		45,000	15,796		—

(1)	Except as set out in the Summary Compensation Table, the aggregate value of all other compensation paid to each named executive did not exceed $50,000 or 10% of the total of the annual salary and bonus of the named executive for the financial year.

(2)	Represents car allowance and other taxable benefits.

(3)	Includes commissions.

(4)	Mr. Walling’s compensation included $55,800 in 2002, ($55,800 in 2001; $55,800 in 2000) paid to the Sullivan Group, an entity controlled by Mr. Walling.

(5)	Other compensation is the amount that would be due pursuant to a change in control in the company. See “Item II — Executive Compensation — Employee Contracts”.

(6)	On December 12, 2000, the Company’s Board of Directors approved two executive loan agreements providing for loans to (i) Gregory Walling, President and Chief Executive Officer of the Company, in the amount of $150,000 and (ii) Ron Eilath, Chief Financial Officer and Secretary Treasurer of the Company, in the amount of $100,000. The loans mature on December 31, 2003 and are unsecured and interest-free. The loans were used for personal matters.

Options Granted in 2002 to Executive Officers

		% of
		Total Options
		Granted to	Cdn.$
	Options	Employees in	Exercise or
Name	Granted	Fiscal Year	Base Price	Expiration Date	5%($)	10%($)(1)

Gregory Walling	115,000	27%	$2.10	March 21, 2012	$151,800	$385,250
Ron Eilath	60,000	14%	$2.10	March 21, 2012	$79,200	$201,000
Dave Nolan	40,000	9%	$2.10	March 21, 2012	$52,800	$134,000
Bruce Downie	25,000	6%	$2.10	March 21, 2012	$33,000	$83,750

     There were no option grants to Executive Officers of the Company in 2001.

(1)	Amounts shown represent hypothetical future values which may be realized at the end of the respective option term based upon hypothetical price appreciation of the Common Shares. Actual values which may be realized, if any, upon any exercise of such options, will be based on the market price of the Common Shares at the time of any such exercise and are thus dependent upon the future performance of the Common Shares of the Company.

Aggregated Option Exercises During the
Year Ended December 31, 2002 and December 31, 2002 Option Values

CABLETEL

				Value of
			Number of	Unexercised
	Shares		Unexercised	In-the-Money
	Acquired on	Value(2)	Options as at	Options as at
Name and Principal Position	Exercise	Realized	December 31, 2002	December 31, 2002(1)

Gregory Walling	—	—	345,000	$16,565
Ron Eilath	—	—	202,500	$12,424
Bruce Downie	—	—	63,000	$1,656
Dave Nolan	—	—	83,000	—

(1)	Represents the difference between the exercise price of the option and the market price of the Common Shares of Cabletel as of December 31, 2002. Such amounts may not be realized. Actual values which may be realized, if any, upon any exercise of such option will be based on the market price of the Common Shares of Cabletel at the time of any such exercise and are thus dependent upon the future performance of the Common Shares of Cabletel.

(2)	Represents the difference between the exercise price of the option and the market price of the Common Shares of Cabletel acquired upon the exercise price of option as at the date of the exercise.

EMPLOYMENT CONTRACTS

     On December 20, 1999, the Company entered into an employment contract with Mr. Walling. The agreement provides for total compensation of $215,000 which includes $167,000 in salary and $48,000 payable to The Sullivan Group, an entity controlled by Mr. Walling which provides office administrative and other services to the Company. The agreement with Mr. Walling and The Sullivan Group contains change in control provisions requiring two year payments in the event of a change of control or eighteen months payments if the contract is terminated at anytime without cause.

     On December 20, 1999, the Company entered into an employment contract with Mr. Eilath. The agreement provides for total compensation of $140,000 and a minimum bonus of $25,000. The agreement with Mr. Eilath contains change in control provisions requiring two year payments to Mr. Eilath in the event of a change of control or eighteen months payments if the contract is terminated at anytime without cause.

EXECUTIVE PROFIT SHARING PLAN

     On May 19, 1994, Cabletel adopted an executive profit sharing plan pursuant to which executive officers who are full-time employees of Cabletel are entitled to receive bonuses equal to the aggregate of 2.5% of the Company’s pre-tax profits in each fiscal year. The bonus to be paid to each participating executive officer will be determined by the Compensation Committee.

STOCK OPTION PLAN

     On May 19, 1994, Cabletel adopted a stock option plan (the “Option Plan”) pursuant to which it may grant to full-time employees, senior officers and directors of Cabletel and its subsidiaries non-assignable options (“Options”) to purchase Common Shares. The purpose of the Option Plan is to secure for Cabletel and its shareholders the benefits of incentives inherent in share ownership by key employees and directors.

     The Option Plan is administered by the Compensation Committee which is authorized to select the optionees to whom Options are granted in its sole discretion, and to determine the number of Common Shares subject to each Option, the timing of each grant of an Option, the exercise price of such Option, the duration of each Option (which will not exceed 10 years) and any other matters relating thereto. Any Option granted under the Option Plan is non-transferable and no person may be issued Options, which in the aggregate represent 5% or more of the issued and outstanding Common Shares. The exercise price of an Option granted under the Option Plan may not be lower than the market price of the Common Shares at the time of grant. Originally, not more than 950,000 Common Shares were issuable pursuant to the Option Plan. However, on November 4, 1999, the Board of Directors of the Company passed a resolution to amend the Stock Option Plan to increase the number of Common Shares to be available under the plan by 1,000,000 Common Shares for a total of 1,950,000. This increase was subsequently approved by Shareholders at the Company’s annual general meeting of Shareholders held on June 28, 2000. If the holder of an Option ceases to be a full-time employee of Cabletel or any of its subsidiaries, the Option will terminate upon the earlier of thirty days following the day upon which the holder ceased to be a full-time employee and the original expiration date of the Option unless the holder ceased to be a full-time employee by reason of retirement at the normal retirement age, death or permanent disability. The Option will terminate upon the earlier of one year following the date of retirement, death or permanent disability and the original expiration date of the Option.

     On August 5, 1999, Cabletel amended its Option Plan to provide that if the holder of an Option ceases to be a senior officer or director of Cabletel or any of its subsidiaries, the Option will terminate upon the earlier of one year following the day upon which the holder ceased to be a senior officer or director and the original expiration date of the Option.

     On March 22, 2002 the Board of Directors approved a reconstitution of the Option Plan so that an appropriate number of options would be available to be granted to provide a meaningful incentive to the employees, officers, directors and consultants to the Company. As a result, an aggregate of 1,950,000 Common Shares (representing 27% of the number of issued and outstanding Common Shares) are reversed for issuance under the reconstituted Option Plan. As at December 31, 2002, 1,444,000 Options have been granted pursuant to the reconstituted Option Plan and 506,000 Options remain available for grant.

     Pursuant to the reconstituted Option Plan, 627,500 Common Shares previously issued in connection with exercised options were reconstituted and reserved for issuance.

     The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2002.

	(A)	(B)	(C)

Number of
securities remaining
available for
future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A)

Equity compensation plans approved by security holders	1,444,000	$3.88	506,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,444,000	$3.88	506,000

COMPENSATION OF DIRECTORS

     Directors of Cabletel (other than those who are officers of Cabletel) receive $1,000 for each meeting of the board of directors or any committee thereof which they attend in person or $500 if they participated by teleconference. In addition, the Chairman of the Company receives an annual retainer in the amount of $25,000. Each director receives an annual retainer of $15,000 and each director who acts as a board committee chairperson receives an additional $2,500. Each of the directors who are not officers of the Company receive options to purchase 30,000 Common Shares at an exercise price equal to the market close on the date granted. In addition, board committee chairpersons receive additional options to purchased 5,000 Common Shares at an exercise price equal to the market close on the date granted. These options, which vest as to 1/3 on each anniversary after their issue date, expire ten years from the date of issue.

     In respect of the fiscal year ended December 31, 2002, directors who are not also officers of the Company received an aggregate of $132,500.

THE COMPENSATION COMMITTEE

     The Company has a compensation committee which is responsible for annually reviewing and recommending to the Board of Directors the compensation to be paid to the executive officers of the Company. These recommendations regarding base salary, cash bonuses and the granting of options are determined in the sole discretion of the compensation committee. The factors that the committee considers may vary from year to year; however, the committee has considered factors such as the profitability of the Company, the performance of individual executive officers and the general economic climate in which the Company operates. The compensation committee is comprised of three members of the Board of Directors; namely, The Honourable David R. Peterson, James Faust and Len Cochrane who acts as the Chairman of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information relating to the beneficial ownership within the meaning of Rule 13(d)(3) under the Act of Common Shares by all persons known by Cabletel to beneficially own more than 5% of the issued and outstanding Common Shares of Cabletel as at March 17, 2003.

Title of Class	Identity of Person or Group	Amount Owned	Percent of Class

Common Shares	GMAC Commercial Credit LLC(1)	3,340,112	46.60%
Common Shares	ARRIS Corp. (formerly ANTEC Corporation)	1,450,000	20.23%

(1)	In May 2000, ARC International Corporation (“ARC”), was placed into the hands of a receiver in Ontario, Canada and ceased operating as a going-concern. The Company has been advised that all of ARC’s assets would be liquidated and sold. The Company understands and has been advised that ARC’s senior lender in the United States, GMAC Commercial Credit LLC (“GMAC”), which had a security interest in the Common Shares of the Company held by ARC (the “ARC Shares”), has realized on its security interest and taken possession of the ARC Shares. To date, GMAC has not advised the Company regarding its plans, if any, with respect to the ARC Shares.

     Set forth below is information relating to the beneficial ownership of Common Shares by all executive officers and directors of the Company as at March 17, 2003. The Common Shares shown as “beneficially owned” include all securities, which pursuant to Rule 13(d)(3) under the United States Securities and Exchange Act of 1934, as amended may be deemed to be beneficially owned. The address of each person is c/o Cabletel Communications Corp., 230 Travail Rd., Markham, Ontario, Canada, L3S 3J1.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class

GREGORY WALLING	366,800	(2)	4.54%
RON EILATH	202,500	(3)	2.51%
LEN COCHRANE	76,000	(4)	0.94%
DAVE NOLAN	83,000	(5)	1.03%
BRUCE DOWNIE	63,000	(6)	0.78%
DAVID R. PETERSON	62,000	(7)	0.77%
WILLIAM J. BIGGAR	45,000	(8)	0.56%
JAMES L. FAUST	49,000	(8)	0.61%
LAWRENCE A. MARGOLIS	40,000	(9)	0.50%

All Directors and Officers as a group	987,300		12.24%

(1)	Includes options as listed in Stock Option Plan heading.

(2)	Includes options to purchase 345,000 common shares.

(3)	Includes options to purchase 202,500 common shares.

(4)	Includes options to purchase 75,000 common shares.

(5)	Includes options to purchase 83,000 common shares.

(6)	Includes options to purchase 63,000 common shares.

(7)	Includes options to purchase 60,000 common shares.

(8)	Includes options to purchase 45,000 common shares.

(9)	Includes options to purchase 40,000 common shares.

     As at March 17, 2003, the directors and executive officers of Cabletel as a group beneficially owned 987,300 Common Shares, representing approximately 12.24% of all Common Shares outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COUNSEL

     In March 2002, the Company appointed Cassels Brock & Blackwell LLP as its Corporate Counsel, a firm of which Cabletel’s Chairman is also a Senior Partner and Chairman. For the year ended December 31, 2002, the Company paid to Cassels, Brock & Blackwell LLP an amount of $60,172 for services provided to the Company.

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

		Amount of Loans
		Outstanding as at
Largest Aggregate Amount of Loans Outstanding Executive Officer	Since December 31, 2002	March 17, 2003

Gregory Walling	$150,000	$150,000
Ron Eilath	$100,000	$100,000

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weakness.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b)	REPORTS ON FORM 8-K

None

EXHIBIT INDEX

*3.1	Articles of Incorporation, as amended, of Cabletel.

*3.2	By-Laws of Cabletel.

*10.1	Cabletel Option Plan.

*10.2	Cabletel Purchase Plan.

10.12	Previously filed employment agreement as of December 20, 1999 between Cabletel and Mr. Walling and incorporated herein by reference.

10.13	Previously filed employment agreement as of December 20, 1999 between Cabletel and Mr. Eilath and incorporated herein by reference.

10.14	Previously filed commitment letter between Business Development Bank and Cabletel dated as of February 8, 2000 and incorporated herein by reference.

10.15	Previously filed executive loan agreement dated December 19, 2000, between Cabletel and Mr. Walling and incorporated herein by reference.

10.16	Previously filed executive loan agreement dated December 19, 2000, between Cabletel and Mr. Eilath and incorporated herein by reference.

10.17	Previously filed on Cabletel Current Report on Form 8-K, dated March 16, 2001 and incorporated herein by reference. Under ITEM 5 of that 8-K the Company announced that it had entered into an agreement with Allied Wire and Cable Ltd., whereby Cabletel will acquire the privately-owned Allied Group of Companies. Included with that 8-K filing was the Share Purchase Agreement.

10.18	Previously filed on Cabletel Current Report on Form 8-K, dated August 6, 2001 and incorporated herein by reference. Under ITEM 5 of that 8-K the Company announced that it had entered into an Amended Credit Facility Agreement with its main lender. Included with that 8-K filing was the Amended Credit Facility Agreement.

10.19	Previously filed on Cabletel Current Report on Form 8-K, dated September 10, 2001 and incorporated herein by reference. Under ITEM 5 of that 8-K the Company announced that it will immediately be further reducing corporate expenses in response to continuing third quarter softness in Canadian cable sector spending.

10.20	Previously filed on Cabletel Current Report on Form 8-K, dated October 11, 2001 and incorporated herein by reference. Under ITEM 5 of that 8-K the Company announced that it had entered into a forbearance agreement with its main bank lender that will permit Cabletel to actively pursue, in an orderly fashion, various options to provide the Company with improved liquidity.

10.21	Previously filed on Cabletel Current Report on Form 8-K, dated February 4, 2002 and incorporated herein by reference. Under ITEM 5 of that 8-K the Company announced that its primary bank lender had agreed to extend the expiration of the term of the Company’s existing bank line from January 31, 2002 to February 28, 2002.

10.22	Previously filed on Cabletel Current Report on Form 8-K, dated March 1, 2002 and incorporated herein by reference. Under ITEM 5 of that 8-K the Company announced that it had received credit approval from a major asset-based lender for a new credit facility to replace its existing operating bank line.

10.23	Previously filed on Cabletel Current Report on Form 8-K, dated May 2, 2002 and incorporated herein by reference. Under ITEM 5 of that 8-K the Company announced that it had obtained a facility extension until May 31, 2002 with its main bank lender that will permit Cabletel to continue negotiations related to a commitment the Company received from an asset-based lender.

10.24	Previously filed on Cabletel Current Report on Form 8-K, dated May 16, 2002 and incorporated herein by reference. Under ITEM 5 of that 8-K the Company announced that it had established a new CDN$15 million revolving credit facility with LaSalle Business Credit, the Canadian arm of LaSalle Business Credit Inc., a subsidiary of Chicago-based LaSalle Bank.

10.25	Previously filed on Cabletel Current Report on Form 8-K, dated May 29, 2002 and incorporated herein by reference. Under ITEM 5 of that 8-K the Company announced that, concurrent with its previously reported establishment of a new $15 million revolving credit facility with LaSalle Business Credit, Cabletel also renegotiated credit terms with a major supplier that included conversion of US$2.2 million in outstanding payables owed by Cabletel into a senior subordinated promissory note.

10.26	Previously filed on Cabletel Current Report on Form 8-K, dated November 5, 2002 and incorporated herein by reference. Under ITEM 5 of that 8-K the Company announced that it has entered into a transaction with Allied Wire and Cable Ltd., and certain related companies pursuant to which Cabletel has been granted an option to acquire all of the capital stock of Allied.

10.27	Previously filed on Cabletel Current Report on Form 8-K, dated December 3, 2002 and incorporated herein by reference. Under ITEM 5 of that 8-K the Company announced that it had entered into an amendment to its credit agreement with its senior bank lender to remedy certain previously announced technical violations of the debt service ratio covenant contained in its senior credit facility. Included with that 8-K filing was the Amendment #1 to Credit Agreement Dated May 13, 2002.

21	List of Subsidiaries (see page 74)

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

*	Previously filed as an exhibit to Cabletel’s Registration Statement on Form 20-F dated June 15, 1994, incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2003

CABLETEL COMMUNICATIONS CORP.

By:	/s/ D. Gregory Walling	By:	/s/ Ron Eilath

	D. Gregory Walling President & Chief Executive Officer		Ron Eilath Chief Financial Officer

By:	/s/ David R. Peterson	By:	/s/ William J. Biggar

	David R. Peterson Chairman of the Board & Director		William J. Biggar Director

By:	/s/ Len Cochrane	By:	/s/ James L. Faust

	Len Cochrane Director		James L. Faust Director

By:	/s/ Lawrence A. Margolis

Lawrence A. Margolis Director

CABLETEL COMMUNICATIONS CORP.

— CONSOLIDATED FINANCIAL STATEMENTS —

AND SCHEDULES

TO

ANNUAL REPORT ON

FORM 10-K FOR FISCAL YEAR

ENDED DECEMBER 31, 2002

Kraft, Berger, Grill, Schwartz, Cohen & March LLP

Chartered Accountants

Auditors Report

To the Shareholders and the Board of Directors of
CABLETEL COMMUNICATIONS CORP.

We have audited the consolidated balance sheets of CABLETEL COMMUNICATIONS CORP. as at December 31, 2002 and 2001 and the consolidated statements of operations and deficit and cash flows for each of the three years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years ended December 31, 2002, 2001 and 2000 in accordance with accounting principles generally accepted in Canada.

Our audit also included the financial statement schedule as and for each of the three years ended December 31, 2002, included in the Index at Item 14(a)(2). This financial statement schedule is the responsibility of the company’s management. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
Chartered Accountants

Toronto, Ontario
February 14, 2003, except for the Note 4,
which is dated March 25, 2003

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS
(Canadian Funds)
December 31,

ASSETS

	2002	2001

CURRENT
Cash	$63,169	$12,292
Accounts receivable
(net of allowance of $109,914; 2001 — $847,194)	14,291,574	14,155,425
Inventory (Note 2)	10,488,445	10,629,957
Other receivables (Note 9(ii))	235,000	—
Income taxes recoverable	120,000	120,000
Prepaid expenses, deposits and other	1,407,169	761,843

	26,605,357	25,679,517
PROPERTY, PLANT AND EQUIPMENT (Note 3)	2,198,086	2,297,821
DEFERRED REFINANCING FEES (Note 1(i))	633,334	—
OTHER ASSETS	—	606,720
OTHER RECEIVABLES (Note 9(ii))	—	220,000
GOODWILL (Note 11)	161,616	—
PRODUCT DEVELOPMENT COSTS (Note 1(h))
(net of amortization of $103,517; 2001 — $69,011)	31,631	66,137

	$29,630,024	$28,870,195

LIABILITIES
CURRENT
Bank indebtedness (Note 4)	$12,461,424	$11,308,972
Accounts payable	6,736,089	8,757,675
Accrued liabilities	1,994,647	1,848,091
Long-term debt (Note 5)	2,067,558	171,385

	23,259,718	22,086,123
LONG-TERM DEBT (Note 5)	1,154,088	713,737

	24,413,806	22,799,860

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 6)
AUTHORIZED
Unlimited First preferred shares, issuable in series
Unlimited Common shares
ISSUED
7,167,612 Common shares (2001 — 7,167,612)	16,136,761	16,136,761
Paid in Capital — Warrant	164,000	—
DEFICIT	(11,084,543)	(10,066,426)

	5,216,218	6,070,335

	$29,630,024	$28,870,195

See accompanying notes to financial statements.

APPROVED ON BEHALF OF THE BOARD:

/s/ D. Gregory Walling	/s/ William J. Biggar

D. Gregory Walling President, Chief Executive Officer and Director	William J. Biggar Director

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Canadian Funds)

FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000

SALES	$53,629,075	$58,120,899	$74,492,559
COST OF SALES	42,884,497	48,462,542	60,396,884

GROSS PROFIT	10,744,578	9,658,357	14,095,675

EXPENSES
Selling, general and administrative	9,633,169	10,648,693	11,689,850
Special charge (Note 12)	—	357,836	—
Amortization	258,842	249,992	237,173
Interest — bank indebtedness	771,423	799,941	710,058
Interest — long-term debt	301,307	87,166	72,995

	10,964,741	12,143,628	12,710,076

EARNINGS (LOSS) FROM OPERATIONS	(220,163)	(2,485,271)	1,385,599

Write off of other assets (Note 11)	566,145	—	—
Loss on settlement of debt (Note 5 (iii))	164,000	—	—

	730,145	—	—

EARNINGS (LOSS) BEFORE INCOME TAXES	(950,308)	(2,485,271)	1,385,599
Income taxes (Note 7)	67,809	420,847	452,814

NET EARNINGS (LOSS) FOR THE PERIOD	(1,018,117)	(2,906,118)	932,785
DEFICIT, beginning of period	(10,066,426)	(7,160,308)	(8,093,093)

DEFICIT, end of period	$(11,084,543)	$(10,066,426)	$(7,160,308)

Earnings (loss) per share (Note 8)
Basic and Fully Diluted	$(0.14)	$(0.41)	$0.13

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Canadian Funds)

FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net income (loss) for the period	$(1,018,117)	$(2,906,118)	$932,785
Imputed interest	(15,000)	(16,000)	46,000
Future income taxes	—	456,807	265,492
Amortization	407,394	478,925	489,414
Amortization of prepaid refinancing fees	166,666	—	—
Other assets	—	(606,720)	—
Write off of other assets	566,145	—	—
Loss on settlement of debt	164,000	—	—
Change in accounts receivable	104,618	6,462,928	(8,264,323)
Change in inventory	774,190	2,273,184	(2,852,897)
Change in prepaid expenses, deposits and other	(1,396,043)	552,817	(799,758)
Change in accounts payable and accrued liabilities	862,402	(4,838,519)	4,979,390
Change in other receivables	—	—	(250,000)
Change in income taxes recoverable	—	(83,544)	552,304

	616,255	1,773,760	(4,901,593)

FINANCING ACTIVITIES
Bank indebtedness	284,963	(1,540,487)	4,891,712
Issuance of common shares	—	150,623	947,488
Proceeds of long-term debt	—	—	1,101,721
Repayment of long-term debt	(732,140)	(133,216)	(83,383)

	(447,177)	(1,523,080)	6,857,538

INVESTING ACTIVITIES
Purchase of equipment	(55,577)	(276,607)	(1,945,313)
Goodwill acquired	(161,616)	—	—
Net assets acquired	98,992	—	—

	(118,201)	(276,607)	(1,945,313)

CHANGE IN CASH	(50,877)	(25,927)	10,632
CASH, beginning of period	12,292	38,219	27,587

CASH, end of period	$63,169	$12,292	$38,219

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	$1,072,730	$887,107	$737,053

Income taxes paid	$67,809	$47,584	$—

Non-cash activities included the conversion of $U.S. 2.2 million of accounts payable to long-term debt (See Note 5).

See accompanying notes to financial statements

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 15, conform, in all material respects, with the accounting principles generally accepted in the United States.

(a)	Organization and Basis of Presentation

Cabletel Communications Corp., (together with its consolidated subsidiaries, except as the context otherwise indicates, “Cabletel” or the “Company”) is primarily a Canadian distribution and manufacturing company headquartered in Markham, Ontario with major offices and distribution warehouses located in Montreal, Quebec; Vancouver, British Columbia; Dartmouth, Nova Scotia; and Calgary, Alberta.

The Company operates in three business segments, Distribution, Manufacturing and Technology. The Distribution Segment is carried out through Cabletel Communications Corp., a full-service distributor of broadband equipment to the Canadian television and telecommunications industries, offering a wide variety of products required to construct, build, maintain and upgrade broadcasting and telecommunications systems. The Manufacturing Segment is carried out through Stirling Connectors, which manufactures and sells brass and aluminum coaxial connectors for use in cable distribution systems. The majority of Stirling’s sales are to foreign markets. The Technology Segment provides products to broadcasters, network providers and a wide-variety of companies building the infrastructure to support the Internet economy.

As at December 31, 2002, ARRIS (formerly ANTEC Corporation), whose common shares are publicly traded on the NASDAQ Stock Exchange, effectively controlled approximately 20.23% of the outstanding Cabletel common stock. At December 31, 2002, GMAC Commercial Credit LLC, effectively controlled approximately 46.60% of the outstanding Cabletel common stock.

(b)	Consolidation

The consolidated financial statements include the accounts of the wholly-owned subsidiaries, Stirling (Israel) Ltd., Stirling Connectors, U.S.A., Inc., and as of November 1, 2002, Allied Wire and Cable Ltd., as a result of the Company’s ability to convert it’s convertible debenture into 100% ownership of all Allied issued and outstanding common shares for a nominal consideration.

The consolidated financial statements include the accounts of the Company after eliminations of inter-company transactions.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Revenue Recognition

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

Equipment Leasehold improvements	— 20 to 50% — Over the life of the applicable lease

(f)	Foreign Currency Translation

Monetary assets and liabilities are translated into Canadian dollars at the year-end exchange rate, while foreign currency revenues and expenses are translated at the exchange rate in effect on the date of the transaction.

Non-monetary items are translated at historical exchange rates. The Company’s foreign wholly-owned subsidiaries are considered to be fully integrated operations and therefore any resulting exchange gain or loss is recorded in income. Resulting exchange loss of $260,094 (2001 — loss of $296,739; 2000 — gain of $19,272) are included in income.

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

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Product Development Costs

Product development costs are stated at cost, net of amortization. These expenses, related to the development of new product lines, are recoverable through future sales. Amortization is provided over a period of 5 years based on the life expectancy of the product.

(i)	Deferred Refinancing Fees

Deferred refinancing fees relate to costs incurred in connection with the Company’s refinancing of its long-term debt with ABN AMRO. (See Note 4) Deferred refinancing fees are amortized over three years being the life of the loan.

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

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

2.	INVENTORY

	2002	2001

Raw Material	$293,783	$284,258
Work in process	483,497	655,933
Finished goods	9,711,165	9,689,766

	$10,488,445	$10,629,957

3.	PROPERTY, PLANT AND EQUIPMENT

		2002			2001
		Accumulated			Accumulated

	Cost	Amortization	Net	Cost	Amortization	Net

	$	$	$	$	$	$
Leasehold improvements	711,090	296,093	414,997	688,024	235,296	452,728
Equipment	4,136,094	2,353,005	1,783,089	3,886,007	2,040,914	1,845,093

	4,847,184	2,649,098	2,198,086	4,574,031	2,276,210	2,297,821

For the years ending December 31, 2002 and December 31, 2001, the Company did not amortize equipment with a carrying amount of $837,142 relating to certain manufacturing equipment during a period the equipment was not in use. The Company assessed future cash flow based on the Company’s expected plan of operations and it was determined there was no impairment in value. The Company had re-utilized all these assets in its manufacturing operations during the year ended December 31, 2002.

4.	BANK INDEBTEDNESS

On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMRO BANK N.V., Canada Branch (“LaSalle”) for a three year committed fifteen million Canadian dollars (CDN$15,000,000) facility, or its United States dollar equivalent. Canadian Dollar borrowings under the Revolving Credit Facility bears interest at the LaSalle Prime Reference Rate plus one and a half percent (2.0%). United States dollar borrowings under the Revolving Credit Facility bears interest at the LaSalle U.S. Base Reference Rate plus one and a half percent (2.0%). (December 31, 2002 — CDN$ borrowings 6%, per annum, US$ borrowings 6.25% per annum).

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

4.	BANK INDEBTEDNESS (continued)

The facilities are secured by a first priority security position on all personal property (including without limitation accounts, contract rights, inventory, machinery and equipment, and general intangibles, existing and future, second position in the case of certain machinery and equipment securing prior loan by the Business Development Bank of Canada, and general intangibles), existing and future. The weighted average interest rate was 5.91% on the $CDN borrowings and 6.64% on the $US borrowings.

The new facility contains certain customary covenants. As of December 31, 2002, as a result of a variation from the required minimum adjusted net worth, interest coverage ratio and debt service ratio, the Company had a technical violation of the applicable covenants. On March 25, 2003, the Company entered into a waiver and amendment to its credit agreement with its senior bank lender to remedy the above mentioned technical violations of minimum adjusted net worth, interest coverage ratio and debt service ratio covenants contained in its senior credit facility.

5.	LONG-TERM DEBT

	December 31,	December 31,
	2002	2001

(i) Term loan-Leaseholds	$324,337	$354,122
(ii) Term loan-Equipment	401,200	531,000
(iii) Term loan-Note	2,496,109	—

	3,221,646	885,122
Less: Current portion	2,067,558	171,385

	$1,154,088	$713,737

(i)	Long-term debt bears interest at 10% per annum, payable in equal monthly installments of $5,264 (principal and interest) for ten years until February 14, 2010. This debt was obtained for the improvements of the building covered by a lease agreement and is payable to the landlord, together with the monthly lease payments.

(ii)	Long-term debt bears interest at Business Development Bank of Canada (“BDC”) prime plus 0.75% per annum. (December 31, 2002 — 7.25% per annum; December 31, 2001 — 6.75% per annum) payable monthly over a period of 5 years. This debt was provided by the BDC to purchase production machinery used in the manufacturing of connectors. BDC has provided a total facility of $700,000 which is available to the company for capital purchases and is collateralized by the assets acquired under this facility. The weighted average interest rate was 6.94% (2001 — 8.81%).

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

5.	LONG-TERM DEBT (continued)

(iii)	Contemporaneously with the Company entering into the new Revolving Credit Facility, the Company renegotiated credit terms with a major supplier. That renegotiation included the conversion of US $2.2 million in outstanding payables owed by the Company into a senior subordinated promissory note, which resulted in the Company taking a charge of $164,000 on loss on settlement of debt. The senior subordinated promissory note is in the principal amount of US $2.2 million, and bears interest at the rate of 12% per annum and is repayable in agreed upon monthly installments of between US $60,000 and US $120,000 over the next two years. In connection with that renegotiation, the Company also issued to the supplier a Warrant to acquire up to 200,000 shares of the Company’s common stock at an exercise price of CDN $1.64 per share up to and including May 31, 2007. The fair value of the Warrant was estimated on the date of the grant using the fair value recognition method, with the following assumptions: risk free interest rate of 5%, dividend yield of 0%, theoretical volatility of .90 and the expected life of 2 years.

Principal payments required in each of the next five years on long-term debt are as follows:

	Term loan (i)	Term loan (ii)	Term loan (iii)	Total

2003	$32,838	$141,600	$1,893,120	$2,067,558
2004	36,204	141,600	602,989	780,793
2005	39,914	118,000	—	157,914
2006	44,006	—	—	44,006
2007	48,516	—	—	48,516
Beyond 2007	122,859	—	—	122,859

6.	CAPITAL STOCK

	Number	Amount

Balance, December 31, 2000	7,068,912	$15,986,138
Exercise of options	98,700	150,623

Balance, December 31, 2001	7,167,612	16,136,761
Change to Capital Stock	—	—

Balance, December 31, 2002	7,167,612	$16,136,761

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

6.	CAPITAL STOCK

Stock Option Plan

Under the terms of a stock option plan approved by the shareholders in May, 1994 and amended in November of 1999, and March of 2002, the Company is authorized to grant directors, officers, employees and others options to purchase common shares at prices based on the market price of shares as determined on the date of grant. At December 31, 2002, 506,000 options remain available to be granted. Stock options become exercisable at dates determined by the Compensation Committee.

Common shares have been reserved for stock options on the following basis:

		Option	Weighted
	Shares	Price	Average

		$	$
Outstanding and Exercisable
Balance at December 31, 1999	1,447,500	1.53 — 8.55	3.73

Exercised	(424,800)	1.53 — 5.90	2.26
Granted	407,000	1.49 — 9.28	6.62
Expired	(100,000)	4.11	4.11
Cancelled	(60,500)	1.53 — 5.92	5.49

Balance at December 31, 2000	1,269,200	1.53 — 9.28	4.32

Exercised	(98,700)	1.53	1.53
Granted	169,000	2.31 — 3.40	2.68
Expired	(163,000)	4.44 — 8.60	5.22
Cancelled	(111,000)	1.53 — 9.28	4.04

Balance at December 31, 2001	1,065,500	1.53 — 9.28	4.62

Granted	424,500	2.10	2.10
Expired	(35,000)	4.44 — 5.92	4.65
Cancelled	(11,000)	1.53 — 9.28	4.68

Balance at December 31, 2002	1,444,000	1.53 — 9.28	3.88

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

6.	CAPITAL STOCK (continued)

During the year ended December 31, 2002, no options were exercised. The weighted average price at exercise date during 2001 was $1.53.

At December 31, 2002, a total of 1,444,000 options were exercisable.

The weighted average price of options granted during the year ended December 31, 2002 was $2.10.

OPTIONS OUTSTANDING AND EXERCISABLE				OPTIONS EXERCISABLE

		Weighted average	Weighted average		Weighted average
		remaining life	exercise price		exercise price
Range of Exercise Prices	Shares	(In years)	Per share	Shares	Per share

$1.00 to $2.00	159,500	4.1	$1.53	159,500	$1.53
$2.00 to $3.00	548,000	7.4	$2.16	230,667	$2.21
$3.00 to $4.00	43,500	5.7	$3.36	31,500	$3.39
$4.00 to $5.00	279,000	6.3	$4.41	279,000	$4.41
$5.00 to $6.00	154,000	2.3	$5.23	154,000	$5.23
$7.00 to $10.00	260,000	6.9	$7.64	260,000	$7.64

$1.00 to $10.00	1,444,000	6.3	$3.88	1,114,667	$4.38

In connection with the settlement of outstanding accounts payable (Note 5iii), common shares have been reserved for warrants on the following basis:

		Weighted Average
		Remaining Life	Exercise	Weighted
	Shares	(In Years)	Price	Average

			$	$
Outstanding and Exercisable
Balance at December 31, 2001	—	—	—	—

Granted	200,000		1.64	1.64

Balance at December 31, 2002	200,000	4.4	1.64	1.64

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

7.	CAPITAL STOCK (continued)

In December 2001, the CICA issued Handbook Section 3870 “Stock-Based Compensation and Other Stock-Based Payments.” Effective for the Company’s fiscal year beginning January 1, 2002, the new section requires the use of a fair-value based approach of accounting for certain specified stock-based awards. For all other employee stock-based awards, the section encourages but does not require that a fair-value based approach be used. Had compensation expense for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under CICA Handbook Section 3870, the Company’s net income and earnings per share would have been reported as the pro-forma amounts indicated in the table below.

The fair value of each option grant was estimated on the date of the grant using the fair value recognition method, with the following assumptions: risk free interest rate of 5%; dividend yield of 0%; theoretical volatility assumption of .90; three years vesting provision on certain options granted in 2002 and the expected lives of options of 3 years.

              As Reported

2002
As Reported

Net loss	$(1,018,117)
Net loss per share
Basic and Fully Diluted	($0.14)

              Pro-Forma

2002
Pro-Forma

Net loss	$(1,455,734)
Net earnings (loss) per share
Basic and Fully Diluted	($0.20)
Weighted average fair value of options granted during this period	$1.25

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

7.	INCOME TAXES

The provision (benefit) for income taxes consists of:

		2002	2001	2000

Current income taxes	- Federal	$(323,811)	$36,000	$145,985
	- Provincial (recovered)	(177,274)	(71,960)	41,337
Future income taxes	- Federal	381,120	301,420	175,907
	- Provincial	187,774	155,387	89,585

		$67,809	$420,847	$452,814

Statutory rate		38.99%	41.75%	43.95%

	2002	2001	2000

Income taxes at statutory rate	$(370,516)	$(1,037,600)	$608,971
Items non-deductible for income tax purposes and other	(166,568)	211,090	108,629
Future benefits of eligible capital expenditures realized	—	—	(279,820)
Large Corporation Tax	36,000	36,000	33,744
Benefits realized from manufacturing and processing deduction	—	—	(18,710)
Write down of future income tax assets previously recognized	—	456,807	—
Future income tax expense resulting from the reduction in tax rate	—	24,994	—
Unrealized benefit of losses carried forward	568,893	729,556	—

Income tax expense	$67,809	$420,847	$452,814

         Sources of Future Income Tax Balances

	2002	2001

Future income tax assets:
Net operating loss carry-forwards	$1,277,820	$1,279,452
Prepaid financing fees and other	26,650	—
Property, plant and equipment	—	—
Eligible capital expenditure	1,450,450	1,703,578
Inter-company gains	21,090	45,160

Total gross future income tax assets	2,776,010	3,028,190
Less: Valuation allowance	(2,669,588)	(2,979,250)

Future income tax assets	$106,422	$48,940

Future income tax liabilities:
Other asset	$(11,600)	$(24,000)
Property, plant and equipment	(94,822)	(24,940)

Future income tax liabilities	(106,422)	(48,940)

Net future tax assets	$—	$—

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

7.	INCOME TAXES (continued)

In assessing its future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

The Company has income tax losses in the amount of approximately $3,489,000 expiring in 2009. The benefit of the losses has not been recognized in these financial statements.

8.	EARNINGS PER SHARE

(a)	Basic Earnings per Share

The weighted average number of shares outstanding amounted to 7,167,612 for the year ended December 31, 2002 and 7,123,202 and 7,004,139 for the years ended December 31, 2001 and 2000, respectively.

(b)	Fully Diluted Earnings per Share

For the year ended December 31, 2002 the exercise of outstanding stock options do not have a dilutive effect on earnings (loss) per share. All the options as indicated in Note 6, outstanding during the year ended December 31, 2002 and 2001 being 1,444,000 and 1,065,500 respectively, were not included in the calculation of diluted earnings per share as to do so would have been anti-dilutive. Also not included in the calculation of diluted earnings per share for the year ended December 31, 2002 were 200,000 warrants as to do so would have been anti-dilutive. The weighted average number of shares for diluted earnings per share amounted to 7,393,268 for the year ended December 31, 2000. For the year ended December 31, 2000, options not included in the calculation of diluted earnings per share amounted to 880,071 as to do so would have been anti-dilutive.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

8.	EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000

Numerator:
Net earnings (loss) and numerator for basic earnings (loss) and for diluted earnings (loss) per share	$(1,018,117)	$(2,906,118)	$932,785
Denominator:
Weighted-average shares for basic earnings per share	7,167,612	7,123,202	7,004,139

Effect of dilutive securities:
Employee stock options	—	—	389,129
Warrants	—	—	—

Dilutive potential of common shares	—	—	389,129

Adjusted weighted-average shares and assumed conversions for diluted earnings per share	7,167,612	7,123,202	7,393,268

Basic earnings (loss) per share	($0.14)	($0.41)	$0.13

Diluted earnings (loss) per share	($0.14)	($0.41)	$0.13

9.	RELATED PARTY TRANSACTIONS

(i)	The Company was party to certain agreements and transactions in the normal course of business with a company which was Cabletel’s largest shareholder. The agreement with this company was terminated on May 31, 2000. Significant related party transactions not disclosed elsewhere include:

	2002	2001	2000

Management fees paid to the aforementioned Company	nil	nil	$142,923

(ii)	On December 12, 2000, the Company’s Board of Directors approved two executive loan agreements (i) to the President of the Company in the amount of $150,000 and (ii) to the Chief Financial Officer of the Company in the amount of $100,000. The loans mature on December 19, 2003, and are unsecured and interest-free. The Company carries these loans at estimated fair value using a discount rate of 7% per annum.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

9.	RELATED PARTY TRANSACTIONS (continued)

(iii)	For the year ended December 31, 2002, the Company paid to the Sullivan Group, an entity controlled by the President of the Company $55,800, (2001 — $55,800; 2000 — $55,800) for charges related to Mr. Walling’s compensation.

(iv)	For the year ended December 31, 2002, the Company paid Cassels, Brock & Blackwell LLP, a legal firm of which Mr. Peterson, the Chairman of the Company is a Senior Partner an amount of $60,172, (2001 — $34,014) for services they provided.

10.	COMMITMENTS AND CONTINGENCIES

(a)	Commitments for leased premises and certain contracts have been made as follows:

2003	$1,033,379
2004	996,108
2005	933,312
2006	888,457
2007	805,161
Beyond 2007	1,470,808

(b)	The Company is party to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate insurance coverage and/or legal defenses with respect to any of these actions and does not believe that they will materially affect the Company’s consolidated financial position or results of operations.

11.	ACQUISITION OF ALLIED WIRE AND CABLE LTD.

On November 1, 2002, the Company entered into a transaction with Allied and certain related companies pursuant to which Cabletel has been granted an option to acquire all of the capital stock of Allied for a nominal consideration. As part of the proposed transaction, Cabletel has agreed to provide an additional $100,000 in inventory and advance $50,000 in cash to Allied. As previously reported, the Company’s second quarter results included a write-off related to Allied. The Company took that write-off in connection with the termination of its previously announced agreement to acquire Allied.

As set out in note 1(b), Allied has been accounted for by the purchase method and as such results of operations for this business have been included for the period beginning November 1, 2002. Approximately $161,616 of goodwill was recorded in connection with the transaction. The acquisition was accounted for as follows:

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

11.	ACQUISITION OF ALLIED WIRE AND CABLE LTD. (continued)

Net assets acquired
Total current assets	$986,504
Total liabilities	(1,303,071)
Other	217,575
Acquisition costs	(62,624)

(161,616)
Goodwill	161,616

0

Consideration given	0

12.	SPECIAL CHARGES

For the year ended December 31, 2002, Cabletel did not incur any special charges. For the year ended December 31, 2001, Cabletel recorded special charges of $357,836 related to termination expenses of 42 employees, of which 32 were engaged in manufacturing activities of Stirling Connectors and 10 were related to inside sales and warehouse functions of Cabletel. As of December 31, 2002, the unpaid balance of these charges included in accrued liabilities was $nil. For the year ended December 31, 2002 the Company paid $203,985 relating to the previously recorded special charges.

13.	FINANCIAL INSTRUMENTS

(a)	Credit Risk

The Company’s Distribution and Technologies divisions are engaged in the sale of telecommunication products principally in Canada to a diversified group of customers within the telecommunications industry. In the Manufacturing division, approximately 90% of total revenue is derived from sales to international customers. At December 31, 2002, accounts receivable from international customers represented approximately 16% of

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

13.	FINANCIAL INSTRUMENTS (continued)

total outstanding accounts receivable. The sales are to a diversified group of customers in the telecommunications industry. The company performs ongoing credit evaluation of its customers’ financial condition and, generally, requires no collateral from its customers although foreign sales are insured through the Export Development Corporation to the maximum allowable.

(b)	Currency risk

The Company is subject to currency risk through its activities in the United States and Israel. Unfavorable changes in the exchange rate may affect the operating results of the Company. The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at December 31, 2002 and 2001.

(c)	Fair value of financial assets and liabilities

The carrying amounts of the Company’s financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to the short-term maturity of these items.

The fair value of short-term loans and long-term debt approximates the carrying amounts due to recent negotiations or variable rates based on prime.

The carrying value of other receivables approximates fair value due to the use of the market interest rates used in calculating net present value.

14.	SEGMENTED INFORMATION

The Company operates in three separate segments — distribution of broadband communications equipment, distribution of technology equipment and manufacturing of coaxial cable connectors.

It should be noted that industry segment information may be of limited usefulness in comparing an industry segment of the Company with a similar industry segment of another enterprise.

Selected information by operating segment is summarized below for the years ended December 31, 2002, 2001 and 2000.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

14.	SEGMENTED INFORMATION (continued)

Summary of Business Segment

Net Revenue

	2002	2001	2000

Distribution	$42,615,216	$46,715,597	$59,059,214
Manufacturing	9,355,703	7,859,032	12,938,721
Technology	2,730,643	4,430,460	3,473,364
Less: Inter-company eliminations	(1,072,487)	(884,190)	(978,740)

Total Net Revenue	$53,629,075	$58,120,899	$74,492,559

Gross Profit

	2002	2001	2000

Distribution	$7,624,991	$7,792,578	$8,925,743
Manufacturing	2,703,205	1,171,526	4,630,493
Technology	416,382	694,253	539,439

Total Gross Profit	$10,744,578	$9,658,357	$14,095,675

Reconciliation to earnings (loss) before income taxes
Selling, general and administrative expenses	(9,633,169)	(10,648,693)	(11,689,850)
Special charge	—	(357,836)	—
Amortization	(258,842)	(249,992)	(237,173)
Interest expense — bank debt	(771,423)	(799,941)	(710,058)
— long-term debt	(301,307)	(87,166)	(72,995)
Write off of other assets	(566,145)	—	—
Loss on settlement of debt	(164,000)	—	—

	(11,694,886)	(12,143,628)	(12,710,076)

Consolidated earnings (loss) before income taxes	(950,308)	(2,485,271)	1,385,599

Identifiable Assets:

	2002	2001	2000

Distribution and Technology	$20,213,322	$20,106,150	$26,877,416
Manufacturing	9,296,702	8,644,045	10,563,233
Other unallocated assets	120,000	120,000	697,263

Total Identifiable Assets	$29,630,024	$28,870,195	$38,137,912

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

14.	SEGMENTED INFORMATION (continued)

Expenditures on Property, Plant and Equipment

	2002	2001	2000

Distribution and Technology	$46,829	$120,811	$850,602
Manufacturing	8,748	155,796	1,094,712

Total Expenditures	$55,577	$276,607	$1,945,314

Amortization

(Includes amortization in cost of sales and amortization of prepaid financing costs.)

	2002	2001	2000

Distribution and Technology	$378,510	$228,647	$236,109
Manufacturing	195,550	250,278	253,305

Total Amortization	$574,060	$478,925	$489,414

Summary by Geographical Area

Net Revenue

(Revenues are attributed based on the location of the customer.)

	2002	2001	2000

Canada	$45,223,188	$51,146,057	$62,562,578
United States	7,247,937	5,370,113	3,489,598
Israel	595,418	855,266	7,953,483
Other	562,532	749,460	486,900

Total Net Revenue	$53,629,075	$58,120,899	$74,492,559

Property, Plant and Equipment

(Property, Plant, Equipment by geographical area are based on location of facilities.)

	2002	2001	2000

Canada	$2,188,196	$2,280,388	$2,442,209
United States	9,890	17,433	23,424

Total Property, Plant and Equipment	$2,198,086	$2,297,821	$2,465,633

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2001, 2000 AND 1999

14.	SEGMENTED INFORMATION (continued)

Sales that exceed 10% of total revenue within the Distribution segment are listed below.

	2002	2001	2000

Rogers Cable Systems Limited	$13,960,000	$12,399,000	$14,311,000
East Link Cablesystems	$11,903,000	—	—

Sales to East Link during the years ended December 31, 2001 and 2000 represented less than 10% of the Company’s total sales.

Distribution

Sales to a customer within the Distribution segment for the year ended December 31, 2002 amounted to approximately $11,903,000 or 22% of total revenue. At December 31, 2002 this customer accounted for approximately 34% of total Cabletel accounts receivable. The customer’s account was current as per the terms and conditions of sale. The conditions of sale to this particular customer include payment terms of 180 days.

Sales to another customer within the Distribution segment for the year ended December 31, 2002 amounted to approximately $13,960,000 or 26% of total revenue. At December 31, 2002 this customer accounted for approximately 19% of total Cabletel accounts receivable. The customer’s account was current as per the terms and conditions of sale.

Manufacturing

Sales to a customer within the Manufacturing segment for the year ended December 31, 2002 amounted to approximately $6,043,000 or 65% of the Manufacturing segments total sales or approximately 11% of the Company’s total consolidated sales. At December 31, 2002 this customer accounted for approximately 23% of the Company’s total consolidated accounts receivable. At December 31, 2002, the customer’s account was current as per the terms and conditions of sale.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

15.	UNITED STATES ACCOUNTING PRINCIPLES

The following table reconciles the net earnings (loss) as reported on the statements of operations and deficit prepared in accordance with Canadian GAAP to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP.

(i)	Under Canadian GAAP costs classified as development costs are charged in the income statement unless they meet certain criteria; in which case, the costs must be deferred and amortized. Under U.S. GAAP all costs classified as either research or development costs are charged in the income statement as incurred.

(ii)	Due to the fact that the Company does not have legal ownership of the common shares of Allied, U.S. GAAP does not allow consolidation of Allied results of operations.

Reconciliation of Net Earnings From Canadian GAAP to United States GAAP

	2002	2001	2000

Net earnings (loss) in accordance with Canadian GAAP	$(1,018,117)	$(2,906,118)	$932,785
Reduction of Allied net income	(4,223)	—	—
Reduction in amortization of development costs (net of income taxes)	18,739	18,739	18,739

Net earnings (loss) in accordance with U.S. GAAP	$(1,003,601)	$(2,887,379)	$951,524

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

15.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

Balance Sheet Presentation Comparing Canadian GAAP to United States GAAP

ASSETS

	2002		2001

	CDN GAAP	US GAAP	CDN GAAP	US GAAP

CURRENT
Cash	$63,169	$63,169	$12,292	$12,292
Accounts receivable	14,291,574	14,098,457	14,155,425	14,155,425
Inventory	10,488,445	9,874,445	10,629,957	10,629,957
Income taxes recoverable	120,000	120,000	120,000	120,000
Prepaid expenses, deposits and other	1,407,169	1,398,460	761,843	761,843

	26,370,357	25,554,531	25,679,517	25,679,517
PROPERTY, PLANT AND EQUIPMENT	2,198,086	1,980,511	2,297,821	2,297,821
DEFERRED REFINANCING FEES	633,334	633,334	606,720	606,720
OTHER RECEIVABLES	235,000	235,000	220,000	220,000
GOODWILL	161,616	—	—	—
INVESTMENT IN ALLIED	—	112,624	—	—
PRODUCT DEVELOPMENT COSTS	31,631	—	66,137	—

	$29,630,024	$28,516,000	$28,870,195	$28,804,058

LIABILITIES
CURRENT
Bank indebtedness	$12,461,424	$11,741,424	$11,308,972	$11,308,972
Accounts payable	6,736,089	6,377,919	8,757,675	8,757,675
Accrued liabilities	1,994,647	1,982,022	1,848,091	1,819,699
Long-term debt	2,067,558	2,067,558	171,385	171,385

	23,259,718	22,168,923	22,086,123	22,057,731
LONG-TERM DEBT	1,154,088	1,154,088	713,737	713,737

	24,413,806	23,323,011	22,799,860	22,771,468

SHAREHOLDERS’ EQUITY
CAPITAL STOCK	16,300,761	16,300,761	16,136,761	16,136,761
DEFICIT	(11,084,543)	(11,107,772)	(10,066,426)	(10,104,171)

	5,216,218	5,192,989	6,070,335	6,032,590

	$29,630,024	$28,516,000	$28,870,195	$28,804,058

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

15.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

Statement of Cash Flow Presentation Comparing Canadian GAAP to United States GAAP

	2002		2001		2000

	CDN	US	CDN	US	CDN	US
	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP

OPERATING ACTIVITIES
Net income (loss) for the period	$(1,018,117)	$(1,003,601)	$(2,906,118)	$(2,887,379)	$932,785	$951,524
Imputed interest	(15,000)	(15,000)	(16,000)	(16,000)	46,000	46,000
Future income taxes	—	—	456,807	456,807	265,492	265,492
Amortization	407,394	372,888	478,925	444,419	489,414	454,908
Amortization of prepaid refinancing fees	166,666	166,666	—	—	—	—
Other assets	—	—	(606,720)	(606,720)	—	—
Write off of other assets	566,145	566,145	—	—	—	—
Loss on settlement of debt	164,000	164,000	—	—	—	—
Change in accounts receivable	104,618	56,968	6,462,928	6,462,928	(8,264,323)	(8,264,323)
Change in inventory	774,190	755,512	2,273,184	2,273,184	(2,852,897)	(2,852,897)
Change in prepaid expenses, deposits and other	(1,396,043)	(1,396,043)	552,817	552,817	(799,758)	(799,758)
Change in accounts payable and accrued liabilities	862,402	851,231	(4,838,519)	(4,822,752)	4,979,390	4,995,157
Change in other receivables	—	—	—	—	(250,000)	(250,000)
Change in income taxes recoverable	—	—	(83,544)	(83,544)	552,304	552,304

	616,255	518,766	1,773,760	1,773,760	(4,901,593)	(4,901,593)

FINANCING ACTIVITIES
Bank indebtedness	284,963	432,452	(1,540,487)	(1,540,487)	4,891,712	4,891,712
Issuance of common shares	—	—	150,625	150,625	947,488	947,488
Proceeds of long-term debt	—	—	—	—	1,101,721	1,101,721
Repayment of long-term debt	(732,140)	(732,140)	(133,216)	(133,216)	(83,383)	(83,383)

	(447,177)	(299,688)	(1,523,078)	(1,523,078)	6,857,538	6,857,538

INVESTING ACTIVITIES
Purchase of equipment	(55,577)	(55,577)	(276,607)	(276,607)	(1,945,313)	(1,945,313)
Investment in Allied	—	(112,624)	—	—	—	—
Net assets acquired	98,992	—	—	—	—	—
Goodwill acquired	(161,616)	—	—	—	—	—

	(118,201)	(168,201)	(276,607)	(276,607)	(1,945,313)	(1,945,313)

CHANGE IN CASH	50,877	50,877	(25,925)	(25,925)	10,632	10,632

CASH, beginning of period	12,292	12,292	38,219	38,219	27,587	27,587

CASH, end of period	$63,169	$63,169	$12,294	$12,294	$38,219	$38,219

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

15.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(a)	Earnings Per Share

Earnings per share calculations under U.S. GAAP reflecting the Statement of Financial Accounting Standards No. 128 (SFAS 128), for the years ended December 31, 2002, 2001, and 2000 would not differ materially from the calculations required by the pronouncements of CICA handbook Section 3500 which was adopted at the commencement of Fiscal 2001.

Net income (loss) per share under U.S. GAAP would not differ materially from that of Cdn. GAAP and accordingly earnings (loss) per share would be disclosed as follows:

	2002	2001	2000

Net income (loss) per share:
Basic	($0.14)	($0.41)	$0.13

Diluted earnings per share	($0.14)	($0.41)	$0.13

Weighted average shares outstanding:
Basic	7,167,612	7,123,202	7,004,139

Diluted	7,167,612	7,123,202	7,393,268

(b)	Comprehensive Income

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the years ended December 31, 2002, 2001, and 2000 the Company’s comprehensive income was the same as net earnings.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

15.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(c)	Accounting for stock options and pro-forma disclosures required under SFAS 123

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

The Company accounts for its stock options under Canadian GAAP, which, in the Company’s circumstances are not materially different from the amounts that would be determined under the provisions of the APB 25 and related interpretations in accounting for its stock option plan. No compensation expense has been charged to the statement of operations for the plan for the twelve months ended December 31, 2002, 2001 and 2000. Had compensation expense for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under SFAS 123, the Company’s net income and earnings per share would have been reported as the pro-forma amounts indicated in the table below.

The fair value of each option grant was estimated on the date of the grant using the fair value recognition method, with the following assumptions: risk free interest rate of 5% (2001 — 5% and 2000 — 5%) dividend yield of 0%, theoretical volatility assumption of .90 (2001 — .90 and 2000 — .89), three years vesting provision on certain options granted in 2002, 2001 and 2000, and the expected lives of options of 7 years (2001 — 3 to 7 years, 2000 — 3 - 7 years). The weighted average fair value of options granted for the year ended December 31, 2002 was $1.25 per option (2001 — $1.66; 2000 — $4.27).

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

15.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

              As Reported — U.S. GAAP

	2002	2001	2000
	As Reported	As Reported	As Reported

Net income (loss)	$(1,003,601)	$(2,887,379)	$951,524
Net earnings (loss) per share
Basic	($0.14)	($0.41)	$0.14

Diluted	($0.14)	($0.41)	$0.13

              Pro-Forma — U.S. GAAP

	2002	2001	2000
	Pro-Forma	Pro-Forma	Pro-Forma

Net loss	$(1,684,384)	$(3,925,338)	$(817,930)
Net loss per share
Basic	($0.23)	($0.55)	($0.12)

Diluted	($0.23)	($0.55)	($0.12)

Weighted average fair value of options granted during this period	$1.25	$1.66	$4.27

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

15.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(d)	Recent United States Accounting Pronouncements

Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards which had not yet been adopted due to delayed effective dates.

(i)	Statement of Financial Accounting Standards (“SFAS”) No. 141, SFAS 142, SFAS 143 and SFAS 144.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets”.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

On January 1, 2002, the Company adopted SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144. The adoption of these statements did not have a material impact on the Company’s results of operations or financial condition.

(ii)	Statement of Financial Accounting Standards No. 146 (SFAS No. 146)

In July 2002, the FASB issued SFAS No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

DECEMBER 31, 2002, 2001 AND 2000

15.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The adoption of this Statement is not expected to have a material effect on the Company’s results of operations or financial condition.

(iii)	Statement of Financial Accounting Standards No. 148 (SFAS No. 148)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method.

(iv)	FASB Interpretation No. 45 (FIN 45)

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the Company’s results of operations or financial condition.

(v)	FASB Interpretation No. 46 (FIN 46)

In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities.

Exhibit 21

Subsidiaries at December 31, 2002

Direct Wholly-Owned Subsidiaries	Jurisdiction

Stirling (Israel) Ltd.	Israel
Stirling Connectors U.S.A., Inc.	Delaware

CABLETEL COMMUNICATIONS CORP.

SCHEDULE II
(Canadian Funds)

VALUATION AND QUALIFYING ACCOUNTS

		Charged	Charged
	Balance at	to Costs &	to Other		Balance
	Beginning	Expenses	Accounts	Deductions	at End

	$	$	$	$	$
For the year ended December 31, 2002
Allowance for uncollectible trade
Receivables	847,194	42,000	—	(779,280)	109,914
Allowance for inventory obsolescence	1,333,278	—	—	(265,407)	1,067,871
For the year ended December 31, 2001
Allowance for uncollectible trade
Receivables	276,005	596,400	—	(25,211)	847,194
Allowance for inventory obsolescence	863,241	500,000	—	(29,963)	1,333,278
For the year ended December 31, 2000
Allowance for uncollectible trade
receivables	242,489	42,000	—	(8,484)	276,005
Allowance for inventory obsolescence	798,564	64,677	—	—	863,241

CERTIFICATIONS

     I, Greg Walling, certify that:

     1.     I have reviewed this annual report on Form 10-K of Cabletel Communications Corp.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/Gregory Walling Gregory Walling President and CEO

CERTIFICATION

     I, Ron Eilath, certify that:

     1.     I have reviewed this annual report on Form 10-K of Cabletel Communications Corp.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/Ron Eilath Ron Eilath Chief Financial Officer