Form 10-Q
period 2003-03-31
CABLETEL COMMUNICATIONS CORP
filed 2003-05-13
CIK 925601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003	Commission File Number 1-13332

CABLETEL COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)

Ontario, Canada (State or other jurisdiction of incorporation or organization)	8647 8526 (Canadian Federal Tax Account No.)

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as at May 12, 2003

Common Stock, no par value	7,167,612

CABLETEL COMMUNICATIONS CORP.
FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2003

The Company is a “Foreign Private Issuer” as defined in Rule 3b-4 under the Securities Exchange Act of 1994, as amended. Although as a Foreign Private Issuer the Company is eligible to file reports on Form 6-K, the Company has voluntarily elected to file quarterly reports on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS
(Canadian Funds)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT
Cash	$39,893	$63,169
Accounts receivable (net of allowance of $120,865; 2002 – $109,914)	10,941,445	14,291,574
Inventory (Note 2)	10,543,436	10,488,445
Other receivables (Note 8i)	238,750	235,000
Income taxes recoverable	—	120,000
Prepaid expenses, deposits and other	1,067,369	1,407,169

	22,830,893	26,605,357
PROPERTY, PLANT AND EQUIPMENT (Note 3)	1,923,390	2,198,086
DEFERRED REFINANCING FEES	566,667	633,334
GOODWILL	168,589	161,616
PRODUCT DEVELOPMENT COSTS (net of amortization of $112,144; 2002 – $103,517)	23,004	31,631

	$25,512,543	$29,630,024

LIABILITIES
CURRENT
Bank indebtedness (Note 4)	$9,455,842	$12,461,424
Accounts payable	6,646,836	6,736,089
Accrued liabilities	1,648,740	1,994,647
Current portion of long-term debt (Note 5)	2,200,813	2,067,558

	19,952,231	23,259,718
LONG-TERM DEBT (Note 5)	591,499	1,154,088

	20,543,730	24,413,806

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 6)
AUTHORIZED
Unlimited First preferred shares, issuable in series
Unlimited Common shares ISSUED
ISSUED
7,167,612 Common shares (2002 – 7,167,612)	16,136,761	16,136,761
Paid in Capital – Warrant	164,000	164,000
DEFICIT	(11,331,948)	(11,084,543)

	4,968,813	5,216,218

	$25,512,543	$29,630,024

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Canadian Funds)

FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002

SALES	$11,118,347	$13,183,686
COST OF SALES	9,119,653	10,735,672

GROSS PROFIT	1,998,694	2,448,014

EXPENSES
Selling, general and administrative	1,924,019	2,147,769
Amortization	50,406	65,085
Interest – bank indebtedness	160,806	147,524
Interest – long-term debt	91,078	17,685

	2,226,309	2,378,063

EARNINGS (LOSS) FROM OPERATIONS	(227,615)	69,951
Loss on disposition of assets	31,269	—

EARNINGS (LOSS) BEFORE INCOME TAXES	(258,884)	69,951
Income taxes (recovery)	(11,479)	9,000

NET EARNINGS (LOSS) FOR THE PERIOD	(247,405)	60,951
DEFICIT, beginning of period	(11,084,543)	(10,066,426)

DEFICIT, end of period	$(11,331,948)	$(10,005,475)

Earnings (loss) per share (Note 7)
Basic	($0.03)	$0.01

Fully diluted	($0.03)	$0.01

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Canadian Funds)

FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002

OPERATING ACTIVITIES
Net income (loss) for the period	$(247,405)	$60,951
Amortization	125,314	65,093
Amortization of deferred refinancing fees	66,667	—
Loss on disposition of assets	31,269	—
Imputed interest	(3,750)	(4,000)
Change in accounts receivable	3,350,129	1,225,161
Change in inventory	(54,991)	387,039
Change in prepaid expenses, deposits and other	339,800	(9,536)
Change in accounts payable and accrued liabilities	(435,160)	(722,322)
Change in income taxes recoverable	120,000	(34,981)

	3,291,873	967,405

FINANCING ACTIVITIES
Bank indebtedness	(3,005,582)	(941,307)
Repayment of long-term debt	(429,334)	(30,777)

	(3,434,916)	(972,084)

INVESTING ACTIVITIES
Goodwill acquired	(6,973)	—
Disposition of assets	126,740	5,911

	119,767	5,911

CHANGE IN CASH	(23,276)	1,232
CASH, beginning of period	63,169	12,292

CASH, end of period	$39,893	$13,524

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	$251,884	$169,209

Income taxes paid	$—	$—

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 12, conform, in all material respects, with the accounting principles generally accepted in the United States.

(a)	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which, are necessary to present fairly the consolidated financial position as at March 31, 2003 and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2003 and 2002.

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

The consolidated financial statements include the accounts of the wholly-owned subsidiaries, Stirling (Israel) Ltd., and Stirling Connectors, U.S.A., Inc., and as of November 1, 2002, Allied Wire and Cable Ltd., “(ALLIED)” as a result of the Company’s ability to convert it’s convertible debenture into 100% ownership of all Allied issued and outstanding common shares for a nominal consideration.

The consolidated financial statements include the accounts of the Company after eliminations of inter-company transactions.

(c)	Revenue Recognition

Sales are recognized when legal title to the goods has been passed to the customer, which generally occurs when products are shipped from the Company’s plant or warehouses, and collection is reasonably assured.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

2.	INVENTORY

	March 31,	December 31,
	2003	2003

Raw Material	$275,481	$293,783
Work in process	476,361	483,497
Finished goods	9,791,594	9,711,165

	$10,543,436	$10,488,445

3.	PROPERTY, PLANT AND EQUIPMENT

	March 31, 2003			December 31, 2002
	Accumulated			Accumulated

	Cost	Amortization	Net	Cost	Amortization	Net

	$	$	$	$	$	$
Leasehold improvements	711,090	310,816	400,274	711,090	296,093	414,997
Equipment	3,978,085	2,454,969	1,523,116	4,136,094	2,353,005	1,783,089

	4,689,175	2,765,785	1,923,390	4,847,184	2,649,098	2,198,086

For the 3 months ending March 31, 2002, the Company did not amortize equipment with a carrying amount of $837,142 relating to certain manufacturing equipment during a period the equipment was not in use. The Company assessed future cash flow based on the Company’s expected plan of operations and it was determined there was no impairment in value. The Company had re-utilized all these assets in its manufacturing operations during the year ended December 31, 2002.

4.	BANK INDEBTEDNESS

On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMRO BANK N.V., Canada Branch (“LaSalle”) for a three year committed fifteen million Canadian dollars (CDN$15,000,000) facility, or its United States dollar equivalent. Canadian Dollar borrowings under the Revolving Credit Facility bears interest at the LaSalle Prime Reference Rate plus two percent (2.0%). United States dollar borrowings under the Revolving Credit Facility bears interest at the LaSalle U.S. Base Reference Rate plus two percent (2.0%).

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

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

The facility contains certain customary covenants. As of March 31, 2003, as a result of a variation from the required minimum adjusted net worth, interest coverage ratio and debt service ratio, the Company had a technical violation of the applicable covenants. The Company is working with its’ lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment it could adversely affect the Company.

As of November 1, 2002, the Company began consolidating the results of Allied, as a result of the Company’s ability to convert it’s convertible debenture into 100% ownership of all issued and outstanding common shares of Allied for a nominal consideration. Subsequently, on May 9, 2003, Cabletel exercised its option and acquired all the outstanding shares of Allied. Allied is currently in negotiations with its senior bank lender with regards to an extension of its senior bank facility beyond its current maturity date. If Allied is unable to obtain such an extension, this could adversely affect the consolidated results of the Company.

5.	LONG-TERM DEBT

		March 31,	December 31,
		2003	2002

(i )	Term loan-Leaseholds	$316,426	$324,337
(ii)	Term loan-Equipment	389,400	401,200
(iii)	Term loan-Note	2,086,486	2,496,109

		2,792,312	3,221,646
	Less: Current portion	2,200,813	2,067,558

		$591,499	$1,154,088

(i)	Long-term debt bears interest at 10% per annum, payable in equal monthly installments of $5,264 (principal and interest) for ten years until February 14, 2010. This debt was obtained for the improvements of the building covered by a lease agreement and is payable to the landlord, together with the monthly lease payments.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

5.	LONG-TERM DEBT (continued)

(ii)	Long-term debt bears interest at Business Development Bank of Canada (“BDC”) prime plus 0.75% per annum payable monthly over a period of 5 years. This debt was provided by the BDC to purchase production machinery used in the manufacturing of connectors. BDC has provided a total facility of $700,000 which is available to the company for capital purchases and is collateralized by the assets acquired under this facility.

(iii)	Contemporaneously with the Company entering into the new Revolving Credit Facility, the Company renegotiated credit terms with a major supplier. That renegotiation included the conversion of US $2.2 million in outstanding payables owed by the Company into a senior subordinated promissory note, which resulted in the Company taking a charge of $164,000 on loss on settlement of debt. The senior subordinated promissory note is in the principal amount of US $2.2 million, and bears interest at the rate of 12% per annum and is repayable in agreed upon monthly installments of between US $60,000 and US $120,000 over the next two years. In connection with that renegotiation, the Company also issued to the supplier a Warrant to acquire up to 200,000 shares of the Company’s common stock at an exercise price of CDN $1.64 per share up to and including May 31, 2007. The fair value of the Warrant was estimated on the date of the grant using the fair value recognition method, with the following assumptions: risk free interest rate of 5%, dividend yield of 0%, theoretical volatility of .90 and the expected life of 2 years.

6.	CAPITAL STOCK

	Number	Amount

Balance, December 31, 2002	7,167,612	$16,136,761

Balance, March 31, 2003	7,167,612	$16,136,761

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

6.	CAPITAL STOCK (continued)

Stock Option Plan

Under the terms of a stock option plan approved by the shareholders in May, 1994 and amended in November of 1999, and March of 2002, the Company is authorized to grant directors, officers, employees and others options to purchase common shares at prices based on the market price of shares as determined on the date of grant. At March 31, 2003, 506,000 options remain available to be granted. Stock options become exercisable at dates determined by the Compensation Committee.

Common shares have been reserved for stock options on the following basis:

		Option	Weighted
	Shares	Price	Average

		$	$
Outstanding and Exercisable
Balance at December 31, 2002	1,444,000	1.53 – 9.28	3.88

Balance at March 31, 2003	1,444,000	1.53 – 9.28	3.88

In connection with the settlement of outstanding accounts payable (Note 5iii), common shares have been reserved for warrants on the following basis:

		Exercise	Weighted
	Shares	Price	Average

		$	$
Outstanding and Exercisable
Balance at December 31, 2002	200,000	1.64	1.64

Balance at March 31, 2003	200,000	1.64	1.64

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

6.	CAPITAL STOCK (continued)

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

	March 31,	March 31,
	2003	2002
As Reported	As Reported	As Reported

Net income (loss)	($247,405)	$60,951
Net income (loss) per share
Basic and Fully Diluted	($0.03)	$0.01

	March 31,	March 31,
	2003	2002
Pro-Forma	Pro-Forma	Pro-Forma

Net loss	(247,405)	$(619,832)
Net earnings (loss) per share
Basic and Fully Diluted	($0.03)	($0.09)
Weighted average fair value of options granted during this period	—	$1.25

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

7.	EARNINGS PER SHARE

(a)	Basic Earnings per Share

The weighted average number of shares outstanding amounted to 7,167,612 for the three months ended March 31, 2003 and 7,167,612 for the three months ended March 31, 2002.

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

For the three months ended March 31, 2003 the exercise of outstanding stock options do not have a dilutive effect on earnings (loss) per share. All the options as indicated in Note 6, outstanding during the three months ended March 31, 2003 being 1,444,000 were not included in the calculation of diluted earnings per share as to do so would have been anti-dilutive. Also not included in the calculation of diluted earnings per share for the three months ended March 31, 2003 were 200,000 warrants as to do so would have been anti-dilutive. For the three months ended March 31, 2002 the weighted average number of shares for diluted earnings per share amounted to 7,623,211. For the three months ended March 31, 2002, options not included in the calculation of diluted earnings per share amounted to 1,030,401 as to do so would have been anti-dilutive.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

7.	EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share:

	March 31,	March 31,
	2003	2002

Numerator:
Net earnings (loss) and numerator for basic earnings (loss) and for diluted earnings (loss) per share	$(247,405)	$60,951
Denominator:
Weighted-average shares for basic earnings per share	7,167,612	7,167,612

Effect of dilutive securities:
Employee stock options	—	455,599
Warrants	—	—

Dilutive potential of common shares	—	455,599

Adjusted weighted-average shares and assumed conversions for diluted earnings per share	7,167,612	7,623,211

Basic earnings (loss) per share	($0.03)	$0.01

Diluted earnings (loss) per share	($0.03)	$0.01

8.	RELATED PARTY TRANSACTIONS

(i)	On December 12, 2000, the Company’s Board of Directors approved two executive loan agreements (i) to the President of the Company in the amount of $150,000 and (ii) to the Chief Financial Officer of the Company in the amount of $100,000. The loans mature on December 19, 2003, and are unsecured and interest-free. The Company carries these loans at estimated fair value using a discount rate of 7% per annum.

(ii)	For the three months ended March 31, 2003 the Company paid to the Sullivan Group, an entity controlled by the President of the Company, $13,950 and $13,950 for the three months ended March 31, 2002 relating to charges in connection with Mr. Walling’s compensation.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

8.	RELATED PARTY TRANSACTIONS (continued)

(iii)	For the three months ended March 31, 2003 and 2002 the Company incurred charges from Cassels, Brock & Blackwell LLP, a legal firm of which Mr. Peterson, the former Chairman of the Company is a Senior Partner, amounting to $64,863 and $20,546 respectively for services they provided. On April 11, 2003, Mr. Peterson resigned as Chairman of the Company.

9.	COMMITMENTS AND CONTINGENCIES

The Company is party to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate insurance coverage and/or legal defenses with respect to any of these actions and does not believe that they will materially affect the Company’s consolidated financial position or results of operations.

10.	ACQUISITION OF ALLIED WIRE AND CABLE LTD.

On November 1, 2002, the Company entered into a transaction with Allied Wire and Cable Ltd., and certain related companies pursuant to which Cabletel has been granted an option to acquire all of the capital stock of Allied for a nominal consideration. As part of the transaction, Cabletel has agreed to provide an additional $100,000 in inventory on extended terms and advance $50,000 in cash to Allied. As previously reported, the Company’s second quarter results included a write-off related to Allied. The Company took that write-off in connection with the termination of its previously announced agreement to acquire Allied.

As set out in note 1(b), Allied has been accounted for by the purchase method and as such results of operations for this business have been included for the period beginning November 1, 2002. Approximately $168,589 of goodwill was recorded in connection with the transaction. The acquisition was accounted for as follows:

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

10.	ACQUISITION OF ALLIED WIRE AND CABLE LTD. (continued)

Net assets acquired
Total current assets	$986,504
Total liabilities	(1,303,071)
Other	217,575
Acquisition costs	(69,597)

(168,589)
Goodwill	168,589

0

Consideration given	0

11.	SEGMENTED INFORMATION

The Company operates in three separate segments — distribution of broadband communications equipment, distribution of technology equipment and manufacturing of coaxial cable connectors.

It should be noted that industry segment information may be of limited usefulness in comparing an industry segment of the Company with a similar industry segment of another enterprise.

Selected information by operating segment is summarized below for the three months ended March 31, 2003 and 2002.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

11.	SEGMENTED INFORMATION (continued)

Summary of Business Segment

Net Revenue

	2003	2002

Distribution	$7,835,293	$10,937,555
Manufacturing	2,515,827	1,755,223
Technology	1,203,792	711,317
Less: Inter-company eliminations	(436,565)	(220,409)

Total Net Revenue	$11,118,347	$13,183,686

Gross Profit

	2003	2002

Distribution	$1,286,460	$1,835,421
Manufacturing	543,872	511,013
Technology	168,362	101,580

Total Gross Profit	$1,998,694	$2,448,014

Selling, general and administrative expenses	(1,924,019)	(2,147,769)
Amortization	(50,406)	(65,085)
Interest expense — other	(160,806)	(147,524)
— long-term debt	(91,078)	(17,685)
Loss on disposal of assets	(31,269)	—

	(2,257,578)	(2,378,063)

Consolidated earnings (loss) before income taxes	(258,884)	69,951

Identifiable Assets:

	2003	2002

Distribution and Technology	$16,280,988	$18,704,003
Manufacturing	9,231,555	8,375,845
Other unallocated assets	—	154,981

Total Identifiable Assets	$25,512,543	$27,234,829

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

11.	SEGMENTED INFORMATION (continued)

Expenditures on (Dispositions of) Property, Plant and Equipment

	2003	2002

Distribution and Technology	(124,948)	$2,065
Manufacturing	(1,792)	(7,976)

Total Expenditures (Dispositions)	$(126,740)	$(5,911)

Amortization

(Includes amortization in cost of sales, from product development costs and prepaid financing fees.)

	2003	2002

Distribution and Technology	$114,299	$53,305
Manufacturing	77,682	11,788

Total Amortization	$191,981	$65,093

Summary by Geographical Area

Net Revenue (Revenues are attributed based on the location of the customer.)

	2002	2002

Canada	$9,039,085	$11,648,872
United States	1,832,128	1,264,344
Other	247,134	270,470

Total Net Revenue	$11,118,347	$13,183,686

Property, Plant and Equipment (Property, Plant, Equipment and goodwill by geographical area are based on location of facilities.)

	2002	2002

Canada	$2,084,493	$2,219,859
United States	7,486	15,585

Total Property, Plant and Equipment	$2,091,979	$2,235,444

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

11.	SEGMENTED INFORMATION (continued)

SALES INFORMATION

Distribution

Sales to a customer within the Distribution segment for the three months ended March 31, 2003 amounted to approximately $1,296,531 or 12% of total revenue. At March 31, 2003 this customer accounted for approximately 27% of total Cabletel accounts receivable. The customer’s account was current as per the terms and conditions of sale. The conditions of sale to this particular customer include payment terms of 180 days.

Sales to another customer within the Distribution segment for the three months ended March 31, 2003 amounted to approximately $3,448,298 or 31% of total revenue. At March 31, 2003 this customer accounted for approximately 18% of total Cabletel accounts receivable. The customer’s account was current as per the terms and conditions of sale.

Manufacturing

Sales to a customer within the Manufacturing segment for the three months ended March 31, 2003 amounted to approximately $1,622,809 or 65% of the Manufacturing segments total sales or approximately 5% of the Company’s total consolidated sales. At March 31, 2003 this customer accounted for approximately 22% of the Company’s total consolidated accounts receivable. At March 31, 2003, the customer’s account was current as per the terms and conditions of sale.

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

12.	UNITED STATES ACCOUNTING PRINCIPLES

The following table reconciles the net earnings (loss) as reported on the statements of operations and deficit prepared in accordance with Canadian GAAP to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP.

(i)	Under Canadian GAAP costs classified as development costs are charged in the income statement unless they meet certain criteria; in which case, the costs must be deferred and amortized. Under U.S. GAAP all costs classified as either research or development costs are charged in the income statement as incurred.

(ii)	Due to the fact that the Company does not have legal ownership of the common shares of Allied, U.S. GAAP does not allow consolidation of Allied results of operations.

Reconciliation of Net Earnings From Canadian GAAP to United States GAAP

	2003	2002

Net earnings (loss) in accordance with Canadian GAAP	$(247,405)	$60,951
Reduction of Allied net loss	187,539	—
Reduction in amortization of development costs (net of income taxes)	4,658	4,658

Net earnings (loss) in accordance with U.S. GAAP	$(55,208)	$65,609

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

12.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

Balance Sheet Presentation Comparing Canadian GAAP to United States GAAP

	March 31,		December 31,
	2003		2002

	CDN GAAP	US GAAP	CDN GAAP	US GAAP

ASSETS
CURRENT
Cash	$39,893	$39,494	$63,169	$63,169
Accounts receivable	10,941,445	10,972,911	14,291,574	14,098,457
Inventory	10,543,436	10,543,436	10,488,445	9,874,445
Other receivables	238,750	238,750	235,000	235,000
Income taxes recoverable	—	—	120,000	120,000
Prepaid expenses, deposits and other	1,067,369	1,057,439	1,407,169	1,398,460

	22,830,893	22,262,538	26,605,357	25,789,531
PROPERTY, PLANT AND EQUIPMENT	1,923,390	1,863,064	2,198,086	1,980,511
DEFERRED REFINANCING FEES	566,667	566,667	633,334	633,334
GOODWILL	168,589	—	161,616	—
INVESTMENT IN ALLIED	—	119,717	—	112,624
PRODUCT DEVELOPMENT COSTS	23,004	—	31,631	—

	$25,512,543	$24,811,986	$29,630,024	$28,516,000

LIABILITIES
CURRENT
Bank indebtedness	$9,455,842	$8,873,574	$12,461,424	$11,741,424
Accounts payable	6,646,836	6,349,338	6,736,089	6,377,919
Accrued liabilities	1,648,740	1,658,981	1,994,647	1,982,022
Long-term debt	2,200,813	2,200,813	2,067,558	2,067,558

	19,952,231	19,082,706	23,259,718	22,168,923
LONG-TERM DEBT	591,499	591,499	1,154,088	1,154,088

	20,543,730	19,674,205	24,413,806	23,323,011

SHAREHOLDERS’ EQUITY
CAPITAL STOCK	16,300,761	16,300,761	16,300,761	16,300,761
DEFICIT	(11,331,948)	(11,162,980)	(11,084,543)	(11,107,772)

	4,968,813	5,137,781	5,216,218	5,192,989

	$25,512,543	$24,811,986	$29,630,024	$28,516,000

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

12.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

Statement of Cash Flow Presentation Comparing Canadian GAAP to United States GAAP

	2003		2002

	CDN	US	CDN	US
	GAAP	GAAP	GAAP	GAAP

OPERATING ACTIVITIES
Net income (loss) for the period	$(247,405)	$(55,208)	$60,951	$65,609
Imputed interest	(3,750)	(3,750)	(4,000)	(4,000)
Amortization	125,315	116,687	65,093	56,466
Amortization of prepaid refinancing fees	66,667	66,667	—	—
Loss on disposition of assets	31,269	—	—	—
Change in accounts receivable	3,350,129	3,125,546	1,225,161	1,225,161
Change in inventory	(54,991)	(79,499)	387,039	387,039
Change in prepaid expenses, deposits and other	339,800	341,021	(9,536)	(9,536)
Change in accounts payable and accrued liabilities	(435,160)	(351,622)	(722,322)	(718,353)
Change in income taxes recoverable	120,000	120,000	(34,981)	(34,981)

	3,291,873	3,279,842	967,405	(967,405)

FINANCING ACTIVITIES
Bank indebtedness	(3,005,582)	(2,867,850)	(941,307)	(941,307)
Repayment of long-term debt	(429,334)	(429,334)	(30,777)	(30,777)

	(3,434,916)	(3,297,184)	(972,084)	(972,084)

INVESTING ACTIVITIES
(Purchase) disposition of equipment	126,740	760	5,911	5,911
Investment in Allied	—	(7,093)	—	—
Goodwill acquired	(6,973)	—	—	—

	119,767	(6,333)	5,911	5,911

CHANGE IN CASH	(23,276)	(23,675)	1,232	1,232

CASH, beginning of period	63,169	63,169	12,292	12,292

CASH, end of period	$39,893	$39,494	$13,524	$13,524

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

12.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(a)	Earnings Per Share

Earnings per share calculations under U.S. GAAP reflecting the Statement of Financial Accounting Standards No. 128 (SFAS 128), for the three months ended March 31, 2003 and 2002 would not differ materially from the calculations required by the pronouncements of CICA handbook Section 3500 which was adopted at the commencement of Fiscal 2001.

Net income (loss) per share calculations under U.S. GAAP would not differ materially from that of CDN. GAAP and accordingly earnings (loss) per share would be disclosed as follows:

	2003	2002

Net income (loss) under U.S. GAAP	$(55,208)	$65,609

Net income (loss) per share:
Basic	($0.01)	$0.01

Diluted earnings per share	($0.01)	$0.01

Weighted average shares outstanding:
Basic	7,167,612	7,167,612

Diluted	7,167,612	7,623,211

(b)	Comprehensive Income

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the three months ended March 31, 2003, and 2002 the Company’s comprehensive income was the same as net earnings.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31,2003

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

The Company accounts for its stock options under Canadian GAAP, which, in the Company’s circumstances are not materially different from the amounts that would be determined under the provisions of the APB 25 and related interpretations in accounting for its stock option plan. No compensation expense has been charged to the statement of operations for the plan for the three months ended March 31, 2003 or March 31, 2002. Had compensation expense for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under SFAS 123, the Company’s net income and earnings per share would have been reported as the pro-forma amounts indicated in the table below.

The fair value of each option grant was estimated on the date of the grant using the fair value recognition method, with the following assumptions for the three months ended March 31, 2002: risk free interest rate of 5%; dividend yield of 0%; theoretical volatility assumption of .90; three years vesting provision on all options granted in 2002, and the expected lives of options of 3 to 7 years. No options were granted during the 3 months ended March 31, 2003.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

12.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

As Reported

	2003	2002
	As Reported	As Reported

Net income (loss)
- U.S. GAAP	$(55,208)	$65,609
Net earnings (loss) per share
Basic	($0.01)	$0.01
Diluted	($0.01)	$0.01

Pro-Forma

	2003	2002
	Pro-Forma	Pro-Forma

Net income (loss)
- U.S. GAAP	$(286,992)	$(615,174)
Net earnings (loss) per share
Basic	($0.04)	($0.09)
Diluted	($0.04)	($0.09)

Weighted average fair value of options granted during this period	N/A	$1.25

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

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

12.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)

MARCH 31, 2003

12.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(iv)	FASB Interpretation No. 45 (FIN 45)

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

13.	SUBSEQUENT EVENTS

As of November 1, 2002, the Company began consolidating the results of Allied, as a result of the Company’s ability to convert it’s convertible debenture into 100% ownership of all issued and outstanding common shares of Allied for a nominal consideration. On May 9, 2003, the Company exercised its option to acquire all the outstanding shares of Allied. Cabletel intends to integrate the operations of Allied within its Technology segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes discussion and analysis of our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in Canada, which, except as described in Note 12 of the accompanying financial statements, conform, in all material respects, with the accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. Management bases its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in our financial statements include the allowance for doubtful accounts, inventory excess and obsolescence reserves, discounts, allowances and rebates, income tax valuation allowances and impairment reviews for investments, fixed assets, goodwill and other intangibles. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

     Management believes that the following critical accounting policies require more significant judgments and estimates in the preparation of the Company’s consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management’s evaluation of the ability of our customers to make payments, focusing on customer financial difficulties and age of receivable balances. An adverse change in financial condition of a significant customer or group of customers could materially affect management’s estimates related to doubtful accounts. We record estimated reductions to revenue for customer programs and incentive offerings, such as discounts, allowances, and rebates. These estimates are based on contract terms, historical experience, and other factors. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, declining market conditions could result in increased estimates of sales returns and allowances resulting in incremental reductions to revenue. We maintain allowances for excess and obsolete inventory. These estimates are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, shipment experience, forecasted demand and market conditions. We do not believe our products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust inventory levels to declining demand. However, if actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required. Management reviews intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. Goodwill is tested for impairment annually and on an interim basis when events or circumstances change. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, or assumptions about and estimates of future cash flows expected to arise from these assets. Future cash flows may be adversely impacted by operating performance, market conditions, and other factors. If an impairment is indicated by this analysis, the impairment charge to be recognized, if any, would be measured as the amount by which the carrying value exceeds fair value, estimated by management based on market prices, if available, or forecasted cash flows, discounted using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If actual future cash flows, discount rates and other assumptions used in the assessment and measurement of impairment differ from management’s estimates and forecasts, additional impairment charges could be required. Discussion of 2003 impairment charges is located within the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2003.

     The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

Results of Operations

Three Months Ended March 31, 2003

     Consolidated net sales for the three months ended March 31, 2003 decreased by $2,065,339 or 16% to $11,118,347 compared to consolidated net sales of $13,183,686 for the three months ended March 31, 2002. Reduced volumes in the Distribution and Technology segments are reflective of the financial and market conditions that impacted growth in the cable, technology and satellite industry resulting in reduced capital spending within the industry for the period.

The following table shows comparative sales by segment:

	Net Sales
	Three Months Ended
	March 31,

	2003	2002

Distribution	$7,835,293	$10,937,555
Manufacturing	2,515,827	1,755,223
Technology	1,203,792	711,317
Less: Inter-company sales	(436,565)	(220,409)

Net Sales	$11,118,347	$13,183,686

     Net sales in the Distribution segment of $7,835,293 for three months ended March 31, 2003 reflects a decrease of $3,102,262 or 28% compared to $10,937,555 for the three months ended March 31, 2002. The lower sales volumes primarily attributable to the financial and market conditions that impacted growth in the cable, technology and satellite industry resulting in reduced capital spending during the period.

     Net sales in the Manufacturing segment of $2,515,827 for the three months ended March 31, 2003, reflects an increase of $760,604 or 43% compared to $1,755,223 for the three months ended March 31, 2002. The increase is primarily due to increased sales to the United States amounting to $1,832,128 or 45% compared to $1,264,344 for the three months ended March 31, 2002.

     Net sales in the Technology segment of $1,203,792 for the three months ended March 31, 2003 reflects an increase of $492,475 or 69% compared to $711,317 for the three months ended March 31, 2002. The increase is primarily due to the consolidation of Allied, representing approximately $464,000 in sales for the three months ending March 31, 2003.

     Gross profit for the three months ended March 31, 2003 of $1,998,694 decreased by $449,320 or 18% compared to gross profit of $2,448,014 for the three months ended March 31, 2002. Gross margin for the three months ended March 31, 2003 was 18% compared to 19% for the three months ended March 31, 2002. The primary reason for the decrease in gross margin for the three months ended March 31, 2003 results primarily from a slowdown in the industry resulting in a more competitive environment. In addition, the Manufacturing segment experienced a shut down during a period when tooling changes were being carried out on machinery to convert them over to production of a new line of connector.

     Gross profit of $1,286,460 in the Distribution segment for the three months ended March 31, 2003 reflects a decrease of $548,961 or 30% compared to $1,835,421 for the three months ended March 31, 2002. Distribution segment gross margin for the three months ended March 31, 2003 was 16% a decrease compared to a gross margin of 17% for the three months ended March 31, 2001. The primary reason for the decrease in gross margin for the three months ended March 31, 2003 results primarily from a slowdown in the industry resulting in a more competitive environment.

     Gross profit of $543,872 in the Manufacturing segment for the three months ended March 31, 2003 reflects an increase of $32,859 or 6% compared to gross profit of $511,013 for the three months ended March 31, 2002. Manufacturing segment gross margin for the three months ended March 31, 2003 was 22% reflecting a decrease compared to a gross margin of 29% for the three months ended March 31, 2002. The primary reason for the decrease in gross margin is due to the Manufacturing segment experiencing a shut down during a period when tooling changes were being carried out on machinery to convert them over to production of a new line of connector.

     Gross profit of $168,362 in the Technology segment for the three months ended March 31, 2003 reflects an increase of $66,782 or 66% compared to $101,580 for the three months ended March 31, 2002. Technology segment gross margin for the three months ended March 31, 2003 was 14%, which is comparable to the prior period gross margin of 14%. The Technology segment is experiencing the effects of a slowdown in the industry resulting in a more competitive environment.

     Selling, general and administrative expenses for the three months ended March 31, 2003 decreased $223,750 or 10% to $1,924,019 compared to $2,147,769 for the three months ended March 31, 2002. As a percentage of sales, selling, general and administrative expenses for the three months ended March 31, 2003 were 17% compared to 16% for the three months ended March 31, 2002. The Company is continuing to make a conscious effort to reduce costs in an attempt to return the Company to profitability.

     Interest expense increased $86,675 to $251,884 for the three months ended March 31, 2003 compared to $165,209 for the three months ended March 31, 2002. Interest expense on bank indebtedness for the three months ended March 31, 2003 of $160,806 increased by $13,282 up from $147,524 for the three months ended March 31, 2002. Interest expense on Long-term debt was $91,078 reflecting an increase of $73,393 up from $17,685 for the three months ended March 31, 2003. The increase in interest expense on bank indebtedness reflects higher interest rates on slightly lower levels of borrowings. Interest expense on long-term debt was incurred on a long-term note from the renegotiation of credit terms with a major supplier during the second quarter of 2002 and is not comparable to the same period last year.

     Loss from operations before taxes for the three months ended March 31, 2003 was $258,884 compared to earnings from operations before taxes of $69,951 for the three months ended March 31, 2002. Total operating expenses of $2,226,309 for the three months ended March 31, 2003 were $151,754 lower than $2,378,063 reported for the three months ended March 31, 2002. Included in the loss for the three months ended March 31, 2003 was a loss from operations before taxes of $187,539 applicable to the consolidation of Allied.

     Net loss for the three months ended March 31, 2003 was $247,405 compared to net income of $60,951 for the three months ended March 31, 2002. Basic and fully-diluted loss per share was ($0.03) for the three months ended March 31, 2003 compared to basic and fully-diluted income per share of $0.01 for the three months ended March 31, 2002.

Financial Liquidity and Capital Resources

     Historically, the Company has funded its working capital requirements through cash flow generated by its operations and bank indebtedness. Net cash of $3,434,916 was used during the three months ended March 31, 2003 for financing activities. Of such amount $3,005,582 was used to repay bank indebtedness and $429,334 was used to repay long-term debt on a note payable to a major supplier and on a term loan from the landlord of the Company’s head office building.

     Net cash provided by operating activities for the three months ended March 31, 2003 was $3,291,873. Cash flow from reductions in accounts receivables amounted to $3,350,129 and reductions in prepaid expenses, deposits and other amounted to $339,800. Reductions in income taxes recoverable were $120,000. Offsetting the for-mentioned inflows were outflows of cash used to reduce accounts payable and accrued liabilities in the amount of $435,160 and inventory of $54,991.

     Net cash provided by investing activities for the three months ended March 31, 2003 was $119,767 relating to the disposition of capital assets amounting to $126,740, offset by cash used to acquire additional goodwill amounting to 6,973 relating to Allied.

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

     The facility contains certain customary covenants. As of March 31, 2003, as a result of a variation from the required minimum adjusted net worth, interest coverage ratio and debt service ratio, the Company had a technical violation of the applicable covenants. The Company is working with its lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment it could adversely affect the Company.

     As of November 1, 2002, the Company began consolidating the results of Allied, as a result of the Company’s ability to convert it’s convertible debenture into 100% ownership of all issued and outstanding common shares of Allied for a nominal consideration. On May 9, 2003, Cabletel exercised its option to acquire all the outstanding common shares of Allied. Allied is currently in negotiations with its senior bank lender with regards to an extension of its senior bank facility beyond its current maturity date. If Allied is unable to obtain such an extension, this could adversely affect the consolidated results of the Company, as the Company would be required to write off its’ investment and receivables due from goods sold in the ordinary course of business amounting to approximately $250,000.

     At March 31, 2003, the Company’s current assets exceeded its current liabilities by $2,878,662. However, during the quarter ended March 31, 2003, the liquidation of inventory slowed from prior experience, primarily a result of the slowdown in the industry. The Company does not believe that this fact presents a long-term liquidity concern for the Company. However, no assurances can be given to that effect.

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

Subsequent Events

     As of November 1, 2002, the Company began consolidating the results of Allied, as a result of the Company’s ability to convert it’s convertible debenture into 100% ownership of all issued and outstanding common shares of Allied for a nominal consideration. On May 9, 2003, the Company exercised its option to acquire all the outstanding shares of Allied. Cabletel intends to integrate the operations of Allied within its Technology segment.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method.

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

Capital Spending of Key Customers

     Changes in spending patterns of Cabletel’s key customers will have a direct effect on the results of the Company’s operations and financial condition. In particular, sales to Rogers Cable Systems Limited, East Link Cablesystems, Persona Communications Inc., Shaw Communications Inc., and COGECO Cable Inc., Cabletel’s largest customers which have accounted for approximately 33%, 28%, 4%, 3% and 3% respectively for the 12 month period ending December 31, 2002, of the Company’s total sales. Any future decision by Rogers Cablesystems Limited or East Link Cablesystems, to reduce purchases could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

     The following discussion of the Company’s risk-management activities includes “forward looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

     Cabletel is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, Cabletel may enter into various derivative transactions, when appropriate. Cabletel does not hold or issue derivative instruments for trading or other speculative purposes. As of March 31, 2003, the Company had no material contracts denominated in foreign currencies.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

(99.1) Certification of Chief Executive Officer

(99.2) Certification of Chief Financial Officer

(b)		Reports on Form 8-K

	(i)	The Company filed a current report on Form 8-K dated March 31, 2003. Under ITEM 5 of that 8-K the Company announced that it had entered into a waiver and amendment to its credit agreement with its senior bank lender that has resolved previously announced technical violations with respect to the year ended December 31, 2002.

	(ii)	The Company filed a current report on Form 8-K dated April 21, 2003. Under ITEM 5 of that 8-K the Company announced that the Honourable David R. Peterson, P.C., Q.C. has resigned from his positions as Chairman of the Board of Directors.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.

CABLETEL COMMUNICATIONS CORP.

Date: May 9, 2003	By: /s/ Gregory Walling

Gregory Walling President and Chief Executive Officer

Date: May 9, 2003	By: /s/ Ron Eilath

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

Date: May 9, 2003

/s/ Gregory Walling

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

Date: May 9, 2003

/s/ Ron Eilath

Ron Eilath
Chief Financial Officer