Form 10-Q
period 2003-06-30
CABLETEL COMMUNICATIONS CORP
filed 2003-08-19
CIK 925601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003	Commission File Number 1-13332

Cabletel Communications Corp.

(Exact name of registrant as specified in its charter)

Ontario, Canada (State or other jurisdiction of incorporation or organization)	8647 8526 (Canadian Federal Tax Account No.)

230 Travail Rd.
Markham, Ontario, Canada L3S 3J1

(Address of principal executive offices)

Registrant’s telephone number, including area code: (905) 475-1030

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☑      No   ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as at August 13, 2003

Common Stock, no par value	7,167,612

CABLETEL COMMUNICATIONS CORP.
FORM 10-Q
FOR THE QUARTER ENDED
JUNE 30, 2003

The Company is a “Foreign Private Issuer” as defined in Rule 3b-4 under the Securities Exchange Act of 1994, as amended. Although as a Foreign Private Issuer the Company is eligible to file reports on Form 6-K, the Company has voluntarily elected to file quarterly reports on Form 10-Q.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS
(Canadian Funds)
Unaudited

		Audited
	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT
Cash	$29,706	$63,169
Accounts receivable (net of allowance of $143,852; 2002 – $109,914)	9,666,095	14,291,574
Inventory (Note 2)	9,517,152	10,488,445
Other receivables (Note 9i)	242,500	235,000
Income taxes recoverable	—	120,000
Prepaid expenses and deposits	249,112	1,407,169

	19,704,565	26,605,357
PROPERTY, PLANT AND EQUIPMENT (Note 3)	1,410,590	2,198,086
DEFERRED REFINANCING FEES (Note 8)	500,000	633,334
GOODWILL	—	161,616
PRODUCT DEVELOPMENT COSTS
(net of amortization of $120,770; 2002 – $103,517)	14,378	31,631

	$21,629,533	$29,630,024

LIABILITIES
CURRENT
Bank indebtedness (Note 4)	$9,851,535	$12,461,424
Accounts payable	4,898,367	6,736,089
Accrued liabilities	2,001,157	1,994,647
Current portion of long-term debt (Note 5)	1,956,588	2,067,558

	18,707,647	23,259,718
LONG-TERM DEBT (Note 5)	498,039	1,154,088

	19,205,686	24,413,806

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 6)
AUTHORIZED
Unlimited First preferred shares, issuable in series
Unlimited Common shares
ISSUED
7,167,612 Common shares (2002 – 7,167,612)	16,136,761	16,136,761
Paid in Capital – Warrant	164,000	164,000
DEFICIT	(13,876,914)	(11,084,543)

	2,423,847	5,216,218

	$21,629,533	$29,630,024

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Canadian Funds)
(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,

	2003	2002	2003	2002

SALES	$8,776,970	$14,960,379	$19,895,317	$28,144,065
COST OF SALES	8,073,510	12,297,387	17,193,163	23,033,059

GROSS PROFIT	703,460	2,662,992	2,702,154	5,111,006

EXPENSES
Selling, general and administrative	2,074,136	2,248,282	3,998,155	4,396,051
Special charge (Note 11)	280,000	—	280,000	—
Amortization	44,817	55,220	95,223	120,305
Interest – bank indebtedness	164,051	179,261	324,857	326,785
Interest – long-term debt	77,816	76,574	168,894	94,259

	2,640,820	2,559,337	4,867,129	4,937,400

INCOME (LOSS) BEFORE THE FOLLOWING	(1,937,360)	103,655	(2,164,975)	173,606

Loss on disposition of assets	—	—	31,269	—
Write down of long-lived assets (Note 3)	400,000	—	400,000
Write off of goodwill (Note 12)	198,606	—	198,606
Write off of other assets (Note 12)	—	604,809	—	604,809
Loss on settlement of debt (Note 5ii)	—	164,000	—	164,000

	598,606	768,809	629,875	768,809

LOSS BEFORE INCOME TAXES	(2,535,966)	(665,154)	(2,794,850)	(595,203)
Income taxes	9,000	9,000	(2,479)	18,000

NET LOSS FOR THE PERIOD	$(2,544,966)	$(674,154)	$(2,792,371)	$(613,203)

DEFICIT, beginning of period	$(11,331,948)	$(10,005,475)	$(11,084,543)	$(10,066,426)

DEFICIT, end of period	$(13,876,914)	$(10,679,629)	$(13,876,914)	$(10,679,629)

Earnings (loss) per share (Note 7)
Basic	($0.36)	($0.09)	($0.39)	($0.09)

Fully diluted	($0.36)	($0.09)	($0.39)	($0.09)

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Canadian Funds)
(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,

	2003	2002	2003	2002

OPERATING ACTIVITIES
Loss for the period	$(2,544,966)	$(674,154)	$(2,792,371)	$(613,203)
Amortization	119,463	111,646	244,777	176,739
Amortization of prepaid refinancing fees	66,666	—	133,333	—
Write down of long-lived assets	400,000	—	400,000	—
Write off of goodwill	198,606	—	198,606	—
Write off of other assets	—	604,809	—	604,809
Loss on settlement of debt	—	164,000	—	164,000
Loss on disposition of assets	—	—	31,269	—
Imputed interest	(3,750)	(4,000)	(7,500)	(8,000)
Change in accounts receivable	1,275,350	(4,594,006)	4,625,479	(3,368,845)
Change in inventory	1,026,284	158,988	971,293	546,027
Change in prepaid expenses, deposits and other	818,257	(987,566)	1,158,057	(995,191)
Change in accounts payable and accrued liabilities	(1,396,052)	2,697,207	(1,831,212)	1,972,974
Change in income taxes recoverable	—	(45,211)	120,000	(80,192)

	(40,142)	(2,568,287)	3,251,731	(1,600,882)

FINANCING ACTIVITIES
Bank indebtedness incurred (repayment)	395,693	2,855,858	(2,609,889)	1,914,551
Repayment of long-term debt	(337,685)	(228,543)	(767,019)	(259,320)

	58,008	2,627,315	(3,376,908)	1,655,231

INVESTING ACTIVITIES
Goodwill acquired	(30,017)	—	(36,990)	—
Disposition of (purchase of) equipment	1,964	(31,471)	128,704	(25,560)

	(28,053)	(31,471)	91,714	(25,560)

CHANGE IN CASH	(10,187)	27,557	(33,463)	28,789
CASH, beginning of period	39,893	13,524	63,169	12,292

CASH, end of period	$29,706	$41,081	$29,706	$41,081

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	$241,867	$259,835	$493,751	$429,044

Income taxes paid	$—	$—	$—	$—

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 14, conform, in all material respects, with the accounting principles generally accepted in the United States.

(a)	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the consolidated financial position as at June 30, 2003 and the consolidated results of operations and the consolidated cash flows for the three and six months ended June 30, 2003 and 2002.

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
(Unaudited)

JUNE 30, 2003

2.	INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) and net realizable value. Cost includes appropriate elements of duty, freight, material, labour and overhead.

	June 30,	December 31,
	2003	2002

Raw Material	$246,144	$293,783
Work in process	581,665	483,497
Finished goods	8,689,343	9,711,165

	$9,517,152	$10,488,445

3.	PROPERTY, PLANT AND EQUIPMENT

		June 30, 2003			December 31, 2002
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

	$	$	$	$	$	$
Leasehold improvements	711,090	325,538	385,552	711,090	296,093	414,997
Equipment	3,576,121	2,551,083	1,425,038	4,136,094	2,353,005	1,783,089

	4,287,211	2,876,621	1,410,590	4,847,184	2,649,098	2,198,086

For the three and six months ended June 30, 2002, the Company did not amortize equipment with a carrying amount of $837,142 relating to certain manufacturing equipment during a period the equipment was not in use. The Company assessed future cash flow based on the Company’s expected plan of operations and it was determined there was no impairment in value. The Company had re-utilized all these assets in its manufacturing operations during the year ended December 31, 2002.

At June 30, 2003, the Company re-assessed the carrying value of its manufacturing equipment and determined that there was an impairment in value and accordingly, the Company took a write down amounting to $400,000 based on the net realizable value of the assets.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

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

The facility contains certain customary covenants. As of June 30, 2003, as a result of a variation from the required minimum adjusted net worth, interest coverage ratio and debt service ratio, the Company had a technical violation of the applicable covenants. The Company is working with its lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment it could adversely affect the Company.

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

5.	LONG-TERM DEBT

		June 30,	December 31,
		2003	2002

(i)	Term loan–Leaseholds	$308,319	$324,337
(ii)	Term loan–Equipment	365,800	401,200
(iii)	Term loan–Note	1,780,508	2,496,109

		2,454,627	3,221,646
	Less: Current portion	1,956,588	2,067,558

		$498,039	$1,154,088

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

5.	LONG-TERM DEBT (continued)

(i)	Long-term debt bears interest at 10% per annum, payable in equal monthly installments of $5,264 (principal and interest) for ten years until February 14, 2010. This debt was obtained for the improvements of the building covered by a lease agreement and is payable to the landlord, together with the monthly lease payments.

(ii)	Long-term debt bears interest at Business Development Bank of Canada (“BDC”) prime plus 0.75% per annum (September 30, 2002 – 7.25% per annum; December 31, 2001 – 6.75% per annum) payable monthly over a period of 5 years. This debt was provided by the BDC to purchase production machinery used in the manufacturing of connectors.

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

(iii)	The Company is in the process of renegotiating the payment terms of its US $2.2 million subordinated promissory note. As a result, it has obtained the consent of the payee to pay half of each of the full US $120,000 installments due under the note on each of May 31, June 30, and July 31, 2003. In connection with that restructuring, Cabletel has been in discussions with the payee of the note regarding a restructuring which would reduce the monthly payment below the required US $120,000.

Although discussions with the payee have commenced, to date Cabletel and the payee have not agreed upon the terms of a restructuring. Unless an agreement is reached by August 15, 2003, Cabletel will be required to pay the full US $120,000 installment due on August 31, 2003, plus the amount of Cabletel’s total underpayment of US $180,000 with respect to May

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

5.	LONG-TERM DEBT (continued)

31, June 30, and July 31, 2003 installments. Unless an agreement is reached, Cabletel does not expect to be in a position to make those payments. If Cabletel is unable or otherwise fails to make those payments in full it would constitute a default of the terms of the note, which is unsecured and subordinated to the rights of the senior bank lenders under Cabletel’s senior credit facility. If no agreement is reached, Cabletel may not be in a position to make all of the required payments, an event that could permit the payee to call an event of default under the note and have a material adverse impact on Cabletel and its business.

6.	CAPITAL STOCK

	Number	Amount

Balance, December 31, 2002	7,167,612	$16,136,761

Balance, June 30, 2003	7,167,612	$16,136,761

Stock Option Plan

Under the terms of a stock option plan approved by the shareholders in May, 1994 and amended in November of 1999, and March of 2002, the Company is authorized to grant directors, officers, employees and others options to purchase common shares at prices based on the market price of shares as determined on the date of grant. At June 30, 2003, 515,500 options remain available to be granted. Stock options become exercisable at dates determined by the Compensation Committee.

Common shares have been reserved for stock options on the following basis:

		Option	Weighted
	Shares	Price	Average

		$	$
Outstanding and Exercisable
Balance at December 31, 2002	1,444,000	1.53 - 9.28	3.88

Cancelled	9,500	3.24 - 4.44	4.10

Balance at June 30, 2003	1,434,500	1.53 - 9.28	3.87

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

6.	CAPITAL STOCK (continued)

In connection with the settlement of outstanding accounts payable (Note 5iii), common shares have been reserved for warrants on the following basis:

		Exercise	Weighted
	Shares	Price	Average

		$	$
Outstanding and Exercisable
Balance at December 31, 2002	200,000	1.64	1.64

Balance at June 30, 2003	200,000	1.64	1.64

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

As Reported

	3 months	3 months	6 months	6 months
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
	As Reported	As Reported	As Reported	As Reported

Net income (loss)	$(2,544,966)	$(674,154)	$(2,792,371)	$(613,203)
Net income (loss) per share
Basic and Fully Diluted	($0.36)	($0.09)	($0.39)	($0.09)

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

6.	CAPITAL STOCK (continued)

Pro-Forma

	3 months	3 months	6 months	6 months
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
	Pro-Forma	Pro-Forma	Pro-Forma	Pro-Forma

Net loss	$(2,544,966)	$(674,154)	$(2,792,371)	$(1,050,820)
Net earnings (loss) per share
Basic and Fully Diluted	($0.36)	($0.09)	($0.39)	($0.15)
Weighted average fair value of options granted during this period	—	—		$1.25

7.	EARNINGS PER SHARE

(a)	Basic Earnings per Share

The weighted average number of shares outstanding amounted to 7,167,612 for the three and six months ended June 30, 2003 and 7,167,612 for the three and six months ended June 30, 2002.

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

For the three and six months ended June 30, 2003 the exercise of outstanding stock options do not have a dilutive effect on earnings (loss) per share. All the options as indicated in Note 6, outstanding during the three and six months ended June 30, 2003 being 1,434,500 were not included in the calculation of diluted earnings per share as to do so would have been anti-dilutive. Also not included in the calculation of diluted earnings per share for the

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

7.	EARNINGS PER SHARE (continued)

three and six months ended June 30, 2003 were 200,000 warrants as to do so would have been anti-dilutive. For the three and six months ended June 30, 2003 the weighted average number of shares for diluted earnings per share was the same as that for basic earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Numerator:
Net loss and numerator for basic loss and for diluted loss per share	$(2,544,966)	$(674,154)	$(2,792,371)	$(613,203)
Denominator:
Weighted-average shares for basic loss per share	7,167,612	7,167,612	7,167,612	7,167,612

Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Dilutive potential of common shares	—	—	—	—

Adjusted weighted-average shares and assumed conversions for diluted earnings per share	7,167,612	7,167,612	7,167,612	7,167,612

Basic loss per share	($0.36)	($0.09)	($0.39)	($0.09)

Diluted loss per share	($0.36)	($0.09)	($0.39)	($0.09)

8.	DEFERRED REFINANCING FEES

Deferred refinancing fees relate to costs incurred in connection with the Company’s refinancing of its long-term bank debt with ABN AMRO. (See note 4) Deferred refinancing fees are amortized over three years being the life of the loan.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

9.	RELATED PARTY TRANSACTIONS

(i)	On December 12, 2000, the Company’s Board of Directors approved two executive loan agreements (i) to the President of the Company in the amount of $150,000 and (ii) to the Chief Financial Officer of the Company in the amount of $100,000. The loans mature on December 19, 2003, and are unsecured and interest-free. The Company carries these loans at estimated fair value using a discount rate of 7% per annum.

(ii)	For the three months ended June 30, 2003 and 2002 the Company paid to the Sullivan Group, an entity controlled by the President of the Company, $13,950 and $13,950 respectively and for the six months ended June 30, 2003 and 2002 $27,900 and $27,900 respectively relating to charges in connection with Mr. Walling’s compensation.

10.	COMMITMENTS AND CONTINGENCIES

The Company is party to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate insurance coverage and/or legal defenses with respect to any of these actions and does not believe that they will materially affect the Company’s consolidated financial position or results of operations.

11.	SPECIAL CHARGES

For the three and six months ended June 30, 2003, Cabletel recorded special charges of $280,000 related to termination expenses of approximately 25% of Cabletel’s workforce. As of June 30, 2003, the unpaid balance of these charges included in accrued liabilities was $280,000. For the three and six months ended June 30, 2003 the Company had not paid out any funds relating to the special charge.

12.	ACQUISITION OF ALLIED WIRE AND CABLE LTD.

On November 1, 2002, the Company entered into a transaction with Allied Wire and Cable Ltd., and certain related companies pursuant to which Cabletel has been granted an option to acquire all of the capital stock of Allied for a nominal consideration. As part of the transaction, Cabletel agreed to provide an additional $100,000 in inventory on extended terms and advance $50,000 in cash to Allied. As previously reported, the Company’s second quarter ended June 30, 2002 results included a write-off related to Allied. The company took that write-off in connection with the termination of its previously announced agreement to acquire Allied.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

12.	ACQUISITION OF ALLIED WIRE AND CABLE LTD. (continued)

As set out in note 1(b), Allied has been accounted for by the purchase method and as such results of operations for this business have been included for the period beginning November 1, 2002. To date approximately $198,606 of goodwill has been recorded in connection with the transaction. The acquisition was accounted for as follows:

Net assets acquired

Total current assets	$986,504
Total liabilities	(1,303,071)
Other	217,575
Acquisition costs	(99,614)

(198,606)
Goodwill	198,606

$0

Consideration given	$0

During the second quarter ending June 30, 2003, the Company assessed the carrying value of the goodwill and determined that it had been impaired due to Allied’s poor performance and continued uncertainty in the telecommunications industry, as well as uncertainty as to whether or not Allied will be successful in obtaining an extension of its senior bank facility beyond its current maturity date. As a result the Company has chosen to write-off the total carrying amount of $198,606.

13.	SEGMENTED INFORMATION

The Company operates in three separate segments – distribution of broadband communications equipment, distribution of technology equipment and manufacturing of coaxial cable connectors.

It should be noted that industry segment information may be of limited usefulness in comparing an industry segment of the Company with a similar industry segment of another enterprise.

Selected information by operating segment is summarized below for the three and six months ended June 30, 2003 and 2002.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

13.	SEGMENTED INFORMATION (continued)

Summary of Business Segment

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net Revenue
Distribution	$6,161,789	$12,906,548	$13,997,082	$23,844,103
Manufacturing	2,262,878	1,647,267	4,778,705	3,402,490
Technology	1,144,773	538,542	2,348,565	1,249,859
Less: Inter-company eliminations	(792,470)	(131,978)	(1,229,035)	(352,387)

Total Net Revenue	$8,776,970	$14,960,379	$19,895,317	$28,144,065

Gross Profit
Distribution	$161,503	$2,087,616	$1,447,963	$3,923,037
Manufacturing	449,747	515,701	993,619	1,026,714
Technology	92,210	59,675	260,572	161,255

Total Gross Profit	$703,460	$2,662,992	$2,702,154	$5,111,006

Selling, general and administrative expenses	(2,074,136)	(2,248,282)	(3,998,155)	(4,396,051)
Special charge	(280,000)	—	(280,000)	—
Amortization	(44,817)	(55,220)	(95,223)	(120,305)
Interest expense – other	(164,051)	(179,261)	(324,857)	(326,785)
– long-term debt	(77,816)	(76,574)	(168,894)	(94,259)

	(2,640,820)	(2,559,337)	(4,867,129)	(4,937,400)

Consolidated Earnings (Loss) Before the Following	(1,937,360)	103,655	(2,164,975)	173,606

Write down of long lived assets	(400,000)	—	(400,000)	—
Write off of goodwill	(198,606)	—	(198,606)	—
Loss on disposal of assets	—	—	(31,269)	—
Write-off of other assets	—	(604,809)	—	(604,809)
Loss on settlement of debt	—	(164,000)	—	(164,000)

	(598,606)	(768,809)	(629,875)	(768,809)

Loss Before Income Taxes	$(2,535,966)	$(665,154)	$(2,794,850)	$(595,203)

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

13.	SEGMENTED INFORMATION (continued)

Identifiable Assets:

	June 30,	December 31,
	2003	2002

Distribution and Technology	$13,056,224	$18,704,003
Manufacturing	8,573,309	8,375,845
Other unallocated assets	—	154,981

Total Identifiable Assets	$21,629,533	$27,234,829

Expenditures on Property, Plant and Equipment

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Distribution and Technology	$—	$32,744	$(124,948)	$34,809
Manufacturing	(1,964)	(1,273)	(3,756)	(9,249)

Total Expenditures	$(1,964)	$31,471	$(128,704)	$25,560

Amortization (Includes amortization in cost of sales, product development costs and deferred refinancing fees.)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Distribution and Technology	$42,168	$87,094	$90,133	$140,399
Manufacturing	77,295	24,552	154,977	36,340
Deferred refinancing fees	66,666	—	133,000	—

Total Amortization	$186,129	$111,646	$378,110	$176,739

Summary by Geographical Area

Net Revenue (Revenues are attributed based on the location of the customer.)

	For the Three Months		For the Six Months
	Ended June 30,		Ended September 30,

	2003	2002	2003	2002

Canada	$7,306,562	$13,445,080	$16,345,647	$25,093,962
United States	1,263,226	1,497,079	3,095,354	2,761,423
Other	207,182	18,220	454,316	288,680

Total Net Revenue	$8,776,970	$14,960,379	$19,895,317	$28,144,065

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

13.	SEGMENTED INFORMATION (continued)

Sales Information

Distribution

Sales to a customer within the Distribution segment for the three months ended June 30, 2003 amounted to approximately $1,201,314 or 14% of total revenue. Sales to this customer for the six months ended June 30, 2003 amounted to approximately $2,497,845 or 13% of total revenue. At June 30, 2003 this customer accounted for approximately 29% of total Cabletel accounts receivable. The customer’s account was current as per the terms and conditions of sale. The conditions of sale to this particular customer include payment terms of 180 days.

Sales to another customer within the Distribution segment for the three months ended June 30, 2003 amounted to approximately $1,355,770 or 15% of total revenue. Sales to this customer for the six months ended June 30, 2003 amounted to approximately $4,804,068 or 24% of total revenue. At June 30, 2003 this customer accounted for approximately 10% of total Cabletel accounts receivable. The customer’s account was current as per the terms and conditions of sale.

Manufacturing

Sales to a customer within the Manufacturing segment for the three months ended June 30, 2003 amounted to approximately $838,684 or 37% of the Manufacturing segments total sales or approximately 10% of the Company’s total consolidated sales. For the six months ended June 30, 2003, sales to this customer within the Manufacturing segment amounted to approximately $2,461,493 or 52% of the Manufacturing segments total sales or approximately 12% of the Company’s total consolidated sales. At June 30, 2003 this customer accounted for approximately 15% of the Company’s total consolidated accounts receivable. At June 30, 2003, the customer’s account was not current as per the terms and conditions of sale. Subsequent to June 30, the customer paid down a portion of its past due account. At August 5, 2003 approximately $210,000 remained beyond the terms and conditions of sale. The Company believes the total amount owing by this customer is collectible. Approximately $350,000 of this receivable is insured through Export Development Canada.

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES

The following table reconciles the net earnings (loss) as reported on the statements of operations and deficit prepared in accordance with Canadian GAAP to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP.

(i)	Under Canadian GAAP costs classified as development costs are charged in the income statement unless they meet certain criteria; in which case, the costs must be deferred and amortized. Under U.S. GAAP all costs classified as either research or development costs are charged in the income statement as incurred.

(ii)	Due to the fact that the Company did not have legal ownership of the common shares of Allied, until May 9, 2003, U.S. GAAP does not allow consolidation of Allied results of operations prior to that date.

Reconciliation of Net Earnings From Canadian GAAP to United States GAAP

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net loss in accordance with Canadian GAAP	$(2,544,966)	$(674,154)	$(2,792,371)	$(613,203)
Allied net loss	(183,316)	—	—	—
Reduction in amortization of development costs (net of income taxes)	4,658	4,658	9,316	9,316

Net loss in accordance with U.S. GAAP	$(2,723,624)	$(669,496)	$(2,783,055)	$(603,887)

Loss on settlement of debt would be reported as an extraordinary item for U.S. GAAP.

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

Balance Sheet Presentation Comparing Canadian GAAP to United States GAAP

	June 30, 2003		December 31, 2002

	CDN GAAP	US GAAP	CDN GAAP	US GAAP

ASSETS
CURRENT
Cash	$29,706	$29,706	$63,169	$63,169
Accounts receivable	9,666,095	9,666,095	14,291,574	14,098,457
Inventory	9,517,152	9,517,152	10,488,445	9,874,445
Other receivables	242,500	242,500	235,000	235,000
Income taxes recoverable	—	—	120,000	120,000
Prepaid expenses, deposits and other	249,112	249,112	1,407,169	1,398,460

	19,704,565	19,704,565	26,605,357	25,789,531
PROPERTY, PLANT AND EQUIPMENT	1,410,590	1,410,590	2,198,086	1,980,511
DEFERRED REFINANCING FEES	500,000	500,000	633,334	633,334
GOODWILL	—	—	161,616	—
INVESTMENT IN ALLIED	—	—	—	116,847
PRODUCT DEVELOPMENT COSTS	14,378	—	31,631	—

	$21,629,533	$21,615,155	$29,630,024	$28,520,223

LIABILITIES
CURRENT
Bank indebtedness	$9,851,535	$9,851,535	$12,461,424	$11,741,424
Accounts payable	4,898,367	4,898,367	6,736,089	6,377,919
Accrued liabilities	2,001,157	1,996,469	1,994,647	1,982,022
Long-term debt	1,956,588	1,956,588	2,067,558	2,067,558

	18,707,647	18,702,959	23,259,718	22,168,923
LONG-TERM DEBT	498,039	498,039	1,154,088	1,154,088

	19,205,686	19,200,998	24,413,806	23,323,011

SHAREHOLDERS’ EQUITY
CAPITAL STOCK	16,300,761	16,300,761	16,300,761	16,300,761
DEFICIT	(13,876,914)	(13,886,604)	(11,084,543)	(11,103,549)

	2,423,847	2,414,157	5,216,218	5,197,212

	$21,629,533	$21,615,155	$29,630,024	$28,520,223

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(a)	Earnings Per Share

Net loss per share calculations under U.S. GAAP would not differ materially from that reported under Canadian GAAP and accordingly earnings per share would be disclosed as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net loss per share:
Basic loss per share	($0.36)	($0.09)	($0.39)	($0.09)

Diluted loss per share	($0.36)	($0.09)	($0.39)	($0.09)

Weighted average shares outstanding:
Basic	7,167,612	7,167,612	7,167,612	7,167,612

Diluted	7,167,612	7,167,612	7,167,612	7,167,612

(b)	Comprehensive Income

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the three and six months ended June 30, 2003, and 2002 the Company’s comprehensive income was the same as net earnings.

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(c)	Accounting for stock options and pro-forma disclosures required under SFAS 123

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

The fair value of each option grant was estimated on the date of the grant using the fair value recognition method, with the following assumptions for the three and six months ended June 30, 2002; risk free interest rate of 5% dividend yield of 0%, theoretical volatility assumption of .90, three years vesting provision on all options granted in 2002 and the expected lives of options of 3 to 7 years. No options were granted during the three and six months ended June 30, 2003.

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

As Reported

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002
	As Reported	As Reported	As Reported	As Reported

Net loss – U.S. GAAP	$(2,544,966)	$(674,154)	$(2,792,371)	$(613,203)
Net loss per share
Basic	($0.36)	($0.09)	($0.39)	($0.09)
Diluted	($0.36)	($0.09)	($0.39)	($0.09)

Pro-Forma

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002
	Pro-Forma	Pro-Forma	Pro-Forma	Pro-Forma

Net loss – U.S. GAAP	$(2,723,624)	$(669,496)	$(2,783,055)	$(1,315,428)
Net loss per share
Basic	($0.36)	($0.09)	($0.39)	($0.18)
Diluted	($0.36)	($0.09)	($0.39)	($0.18)

Weighted average fair value of options granted during this period	N/A	N/A	N/A	$1.25

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

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

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

CABLETEL COMMUNICATIONS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(iv)	FASB Interpretation No. 45 (FIN 45)

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

15.	SUBSEQUENT EVENTS

(i)	In May, 2002 the Company entered into a new revolving credit facility with its main bank lender. The new CDN $15 million facility, which replaced Cabletel’s previous working capital line, has a three-year term and provides for up to a $3 million increase over the maximum availability under Cabletel’s prior facility. As of June 30, 2003, as a result of a variation from the required minimum adjusted net worth, interest coverage ratio and debt service ratio, the Company had a technical violation of the applicable covenants. The Company is working with its lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment it could adversely affect the Company.

(ii)	As of August 15, 2003, the Company had not reached a final agreement in connection with the re-negotiation of payment terms with a major supplier (See note 5iii). The Company expects to continue negotiations for a further 30 days. If an agreement is not reached by September 15, 2003, the payee could call an event of default under the note agreement that could have a material adverse impact on Cabletel and its business.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes discussion and analysis of our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in Canada, which, except as described in Note 14 of the accompanying financial statements, conform, in all material respects, with the accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. Management bases its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in our financial statements include the allowance for doubtful accounts, inventory excess and obsolescence reserves, discounts, allowances and rebates, income tax valuation allowances and impairment reviews for investments, fixed assets, goodwill and other intangibles. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

     Management believes that the following critical accounting policies require more significant judgments and estimates in the preparation of the Company’s consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management’s evaluation of the ability of our customers to make payments, focusing on customer financial difficulties and age of receivable balances. An adverse change in financial condition of a significant customer or group of customers could materially affect management’s estimates related to doubtful accounts. We record estimated reductions to revenue for customer programs and incentive offerings, such as discounts, allowances, and rebates. These estimates are based on contract terms, historical experience, and other factors. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, declining market conditions could result in increased estimates of sales returns and allowances resulting in incremental reductions to revenue. We maintain allowances for excess and obsolete inventory. These estimates are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, shipment experience, forecasted demand and market conditions. We do not believe our products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust inventory levels to declining demand. However, if actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required. Management reviews intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. Goodwill is tested for impairment annually and on an interim basis when events or circumstances change. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, or assumptions about and estimates of future cash flows expected to arise from these assets. Future cash flows may be adversely impacted by operating performance, market conditions, and other factors. If an impairment is indicated by this analysis, the impairment charge to be recognized, if any, would be measured as the amount by which the carrying value exceeds fair value, estimated by management based on market prices, if available, or forecasted cash flows, discounted using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If actual future cash flows, discount rates and other assumptions used in the assessment and measurement of impairment differ from management’s estimates and forecasts, additional impairment charges could be required. Discussion of 2003 impairment charges is located within the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2003.

     The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

Results of Operations

Three and Six Months Ended June 30, 2003

     Consolidated net sales for the three months ended June 30, 2003 decreased by $6,183,409 or 41% to $8,776,970 compared to consolidated net sales of $14,960,379 for the three months ended June 30, 2002. Consolidated net sales of $19,895,317 for the six months ended June 30, 2003 decreased by $8,248,748 or 29% compared to consolidated net sales of $28,144,065 for the six months ended June 30, 2002. The primary reason for the decrease for the three and six month periods ending June 30, 2003 is attributable to the Company’s Distribution segment where financial and market conditions that impacted growth in the cable, and satellite industry resulted in reduced capital spending within the industry. There is a risk that the softening will continue within the Distribution segment with respect to reduced capital expenditures among the major cable companies throughout the remainder of the year. This was partially offset by increased sales in the Manufacturing segment of which sales increased by 37% for the quarter and 40% for the six month period ending June 30, 2003 when compared to the prior year periods. Virtually all of the Manufacturing segments sales were exported to foreign countries, primarily to the United States.

     The following table shows comparative sales by segment:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Distribution	$6,161,789	$12,906,548	$13,997,082	$23,844,103
Manufacturing	2,262,878	1,647,267	4,778,705	3,402,490
Technology	1,144,773	538,542	2,348,565	1,249,859
Less: Inter-company sales	(792,470)	(131,978)	(1,229,035)	(352,387)

Net Sales	$8,776,970	$14,960,379	$19,895,317	$28,144,065

     Net sales of $6,161,789 in the Distribution segment for the three months ended June 30, 2003 reflects a decrease of $6,744,759 or 52% compared to $12,906,548 for the three months ended June 30, 2002. Net sales of $13,997,082 in the Distribution segment for the six months ended June 30, 2003 reflects a decrease of $9,847,021 or 41% compared to $23,844,103 for the six months ended June 30, 2002. The primary reason for the decrease for the three and six month periods ending June 30, 2003 in the Distribution segment is attributable to financial and market conditions that impacted growth in the cable, technology and satellite industry resulting in reduced capital spending within the industry during the year.

     Net sales in the Manufacturing segment of $2,262,878 for the three months ended June 30, 2003, reflects an increase of $615,611 or 37% compared to $1,647,267 for the three months ended June 30, 2002. Net sales in the Manufacturing segment of $4,778,705 for the six months ended June 30, 2003 reflects an increase of $1,376,215 or 40% compared to $3,402,490 for the six months ended June 30, 2002. The increase is primarily due to an increase in sales to customers located in foreign countries. For the three months ended June 30, 2003 sales to customers in foreign countries, primarily the United States were $1,470,408 compared to $1,515,299 for the three months ended June 30, 2002. Sales to customers in foreign countries for the six months ended June 30, 2003 were $3,549,670 compared to $3,050,103 for the six months ended June 30, 2002.

     Net sales of $1,144,773 in the Technology segment for the three months ended June 30, 2003 reflects an increase of $606,231 or 113% compared to $538,542 for the three months ended June 30, 2002. Net sales of $2,348,565 in the Technology segment for the six months ended June 30, 2003 reflects an increase of $1,098,706 or 88% compared to $1,249,859 for the six months ended June 30, 2002. The increase is primarily due to the acquisition and consolidation of Allied, representing approximately $432,000 in sales for the three months ended June 30, 2003 and $896,000 for the six months ending June 30, 2003.

     Gross profit for the three months ended June 30, 2003 of $703,460 decreased by $1,959,532 or 74% compared to gross profit of $2,662,992 for the three months ended June 30, 2002. Gross margin for the three months ended June 30, 2003 was 8% compared to 17.8% for the three months ended June 30, 2002. Gross profit for the six months ended June 30, 2003 of $2,702,154 decreased by $2,408,852 or 47% compared to gross profit of $5,111,006 for the six months ended June 30, 2002. Gross margin for the six months ended June 30, 2003 was 13.6% compared to 18% for the six months ended June 30, 2002. The primary reason for the decrease in gross margin for the three and six months ended June 30, 2003 is due to the Company taking a charge for inventory obsolescence amounting to approximately $641,000 which was expensed through cost of sales. In addition, a slowdown in the industry resulted in a more competitive environment. The Manufacturing segment experienced production shut downs during periods when tooling changes were required as well as when demand for product was soft.

     Gross profit of $161,503 in the Cabletel Distribution segment for the three months ended June 30, 2003 reflects a decrease of $1,926,113 or 92% compared to $2,087,616 for the three months ended June 30, 2002. Cabletel Distribution segment gross margin for the three months ended June 30, 2003 was 3%, a decrease compared to a gross margin of 16% for the three months ended June 30, 2002. Gross profit of $1,447,963 in the Cabletel Distribution segment for the six months ended June 30, 2003 reflects a decrease of $2,475,074 or 63% compared to $3,923,037 for the six months ended June 30, 2002. Cabletel Distribution segment gross margin for the six months ended June 30, 2003 was 10.3% a decrease compared to a gross margin of 16.5% for the six months ended June 30, 2002. The decrease for the three and six months ended June 30, 2003 is primarily due to the Company taking a charge for inventory obsolescence amounting to approximately $641,000 which was expensed through cost of sales. In addition, a slowdown in the industry resulted in a more competitive environment.

     Gross profit of $449,747 in the Manufacturing segment for the three months ended June 30, 2003 reflects a decrease of $65,954 or 12.8% compared to a gross profit loss of $515,701 for the three months ended June 30, 2002. Manufacturing segment gross margin for the three months ended June 30, 2003 was 19.9% a decrease compared to gross margin of 31.3% for the three months ended June 30, 2002. Gross profit of $993,619 in the Manufacturing segment for the six months ended June 30, 2003 reflects a decrease of $33,095 or 3% compared to gross profit of $1,026,714 for the six months ended June 30, 2002. Manufacturing segment gross margin for the six months ended June 30, 2003 was 20.8% a decrease compared to a gross margin of 30.2% for the six months ended June 30, 2002. The decrease for the three and six months ended June 30, 2003 is primarily due to a slowdown in the industry which resulted in a more competitive environment. The Manufacturing segment also experienced production shut downs during periods when tooling changes were required as well as when demand for product was soft.

     Gross profit of $92,210 in the Technology segment for the three months ended June 30, 2003 reflects an increase of $32,535 or 54.5% compared to $59,675 for the three months ended June 30, 2002. Technology segment gross margin for the three months ended June 30, 2003 was 8%, which is a decrease compared to the prior period gross margin of 11%. Gross profit of $260,572 in the Technology segment for the six months ended June 30, 2003 reflects an increase of $99,317 or 61.6% compared to $161,255 for the six months ended June 30, 2002. Technology segment gross margin for the six months ended June 30, 2003 was 11%, a decrease compared to the prior period gross margin of 12.9%. For the three and six months ended June 30, 2003, the Technology segment experienced the effects of a slowdown in the industry resulting in a more competitive environment.

     Selling, general and administrative expenses for the three months ended June 30, 2003 decreased $174,146 or 8% to $2,074,136 compared to $2,248,282 for the three months ended June 30, 2002. As a percentage of sales, selling, general and administrative expenses for the three months ended June 30, 2003 were 23.6% compared to 14% for the three months ended June 30, 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 decreased $397,863 or 9% to $1,447,963 compared to $3,923,037 for the six months ended June 30, 2002. As a percentage of sales, selling, general and administrative expenses for the six months ended June 30, 2003 were 20% compared to 16.5% for the six months ended June 30, 2002. The Company has made a conscious effort to reduce certain costs in an attempt to return the Company to profitability. Such cost cutting measures included reductions in the Company’s labour force as well as reductions in marketing costs.

     Interest expense decreased $13,968 to $241,867 for the three months ended June 30, 2003 compared to $255,835 for the three months ended June 30, 2002. Interest expense on bank indebtedness for the three months ended June 30, 2003 decreased by $15,210 due to lower borrowings under the Company’s credit facility, and interest expense on long-term debt increased by $1,242. For the six months ended June 30, 2003, interest expense increased by $72,707 to $493,751 compared to $421,044 for the six months ended June 30, 2002. Interest on bank indebtedness decreased by $1,928, and interest on long-term debt increased by $74,635. The decrease in interest expense on bank indebtedness reflects lower levels of borrowings of the Company’s line of credit during the first six months of the year while interest expense on long-term debt was incurred on a long-term note from the renegotiation of credit terms with a major supplier during the second quarter of 2002.

     Earnings from operations before non-recurring items and income taxes for the three months ended June 30, 2003 was a loss of $1,937,360 compared to income of $103,655 for the three months ended June 30, 2002. Total operating expenses of $2,640,820 for the three months ended June 30, 2003 were $81,483 higher than $2,559,337 reported for the three months ended June 30, 2002. Earnings from operations before non-recurring items and income taxes for the six months ended June 30, 2003 was a loss of $2,164,975 compared to income of $173,606 for the six months ended June 30, 2002. Total operating expenses of $4,867,129 for the six months ended June 30, 2003 were $70,271 lower than $4,937,400 reported for the six months ended June 30, 2002. Included in operating expenses for the three and six months ended June 30, 2003 is a special charge amounting to $280,000 relating to a severance liability in connection with a reduction in the Company’s work force.

     For the three and six months ended June 30, 2003, the Company wrote down manufacturing equipment amounting to $400,000. The Company re-assessed the carrying value of its equipment and determined that there was an impairment in value and accordingly, took a write down based on the net realizable value of the equipment.

     For the three and six months ended June 30, 2003, the Company recorded a write off of goodwill amounting to $198,606 in connection with its acquisition of Allied. The Company assessed the carrying value of the goodwill and determined that it had been impaired due to Allied’s poor performance and continued uncertainty in the telecommunications industry, as well as uncertainty as to whether or not Allied will be successful in obtaining an extension of its senior bank facility beyond its current maturity date.

     For the three and six months ended June 30, 2003, Cabletel recorded special charges of $280,000 related to termination expenses of approximately 25% of Cabletel’s workforce. As of June 30, 2003, the unpaid balance of these charges included in accrued liabilities was $280,000. For the three and six months ended June 30, 2003 the Company had not paid out any funds relating to the special charge.

     For the three and six months ended June 30, 2002, the Company recorded a non-cash item amounting to $164,000 related to the issuance of warrants in connection with a settlement of debt with a major supplier. In connection with the debt settlement the Company issued to the supplier a Warrant to acquire up to 200,000 shares of the Company’s common stock at an exercise price of Cdn. $1.64 per share up to and including May 31, 2007. In addition, for the three and six months ended June 30, 2002, the Company wrote off other assets amounting to $604,809 relating to an amount owed to the Company by Allied.

     Inclusive of the previously mentioned write offs, for the three months ended June 30, 2003, the Company incurred a net loss of $2,544,966 compared to a net loss of $674,154 for the three months ended June 30, 2002. Basic and fully diluted loss per share was $0.36 for the three months ended June 30, 2003 compared to basic and fully diluted loss per share of $0.09 for the three months ended June 30, 2002. Inclusive of the previously mentioned write offs, for the six months ended June 30, 2003, net loss was $2,792,371 compared to a net loss of $613,203 for the six months ended June, 30, 2002. Basic and fully diluted loss per share was $0.39 for the six months ended June 30, 2003 compared to basic and fully diluted loss per share of $0.09 for the six months ended June 30, 2002.

Financial Liquidity and Capital Resources

     Historically, the Company has funded its working capital requirements through cash flow generated by its operations and bank indebtedness. Net cash of $58,808 was provided during the three months ended June 30, 2003 by financing activities. Of such amount $395,693 was provided by bank indebtedness and $337,685 was used to repay long-term debt on a term loan from the landlord of the Company’s head office building, long-term debt on a note payable to a major supplier and to repay long-term debt on an equipment loan. Net cash of $3,376,908 was used during the six months ended June 30, 2003 by financing activities. Of such amount $2,609,889 was used to pay down bank indebtedness and $767,019 was used to repay long-term debt on a term loan from the landlord of the Company’s head office building, long-term debt on a note payable to a major supplier and to repay long-term debt on an equipment loan.

     Net cash used in operating activities for the three months ended June 30, 2003 was $40,142. Cash flow from reductions in inventory amounted to $426,284 and decreases in accounts payables and accrued liabilities amounted to $1,396,052 and cash provided by reductions in accounts receivable and prepaid expenses, deposits and other amounted to $1,875,350 and $818,257, respectively. Net cash provided by operating activities for the six months ended June 30, 2003 was $3,251,731. Cash flow from reductions in inventory amounted to $371,293 while decreases in accounts payables and accrued liabilities amounted to $1,831,212. Cash provided by reductions in accounts receivable and prepaid expenses, deposits and other amounted to $5,225,479 and $1,158,057, respectively. Income taxes recoverable decreased by $120,000 for the six months ended June 30, 2003.

     Net cash used in investing activities for the three months ended June 30, 2003 was $28,053 relating to goodwill acquired in connection with the Allied acquisition. Net cash provided by investing activities for the six months ended June 30, 2003 was $91,714 relating to the acquisition of goodwill amounting to $36,990 which was offset by the disposal of assets amounting to 128,704.

     On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMBRO BANK N.V., Canada Branch (“LaSalle”) for a three year committed fifteen million Canadian dollars (CAD$15,000,000), or its United States dollar equivalent. The new facility replaces the Company’s previous $12 million credit facility with HSBC Bank Canada. At June 30, 2003 the Company owed $9,370,176 on its Revolving Credit Facility compared to $11,741,424 at December 31, 2002.

     The facility contains certain customary covenants. As of June 30, 2003, as a result of a variation from the required minimum adjusted net worth, interest coverage ratio and debt service ratio, the Company had a technical violation of the applicable covenants. The Company is working with its lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment it could adversely affect the Company.

     As of November 1, 2002, the Company began consolidating the results of Allied, as a result of the Company’s ability to convert it’s convertible debenture into 100% ownership of all issued and outstanding common shares of Allied for a nominal consideration. Subsequently, on May 9, 2003, Cabletel exercised its option and acquired all the outstanding shares of Allied. Allied is currently in negotiations with its senior bank lender with regards to an extension of its senior bank facility beyond its current maturity date. If Allied is unable to obtain such an extension, this could adversely affect the consolidated results of the Company as the Company would be required to write off its investment and receivables due from goods sold in the ordinary course of business amounting to approximately $250,000.

     The Company has undertaken a restructuring plan to seek to reduce operating costs and total indebtedness. The restructuring plan is expected to include the following key components:

•	A reduction in the size of its workforce by approximately 25%.

•	Explore the sale of non-core assets.

•	A reduction of occupancy costs through the consolidation of its operation into fewer facilities.

•	Efforts to renegotiate terms with key suppliers.

     The Company has commenced these efforts and believes that, if successful, they should result in cost savings and increased working capital. However, no assurances can be given that the restructuring plan can be successfully completed.

     In particular, in connection with its restructuring plan, the Company announced that it is in the process of seeking to renegotiate the payment terms of its US $2.2 million senior subordinated promissory note issued to one of its major suppliers. As a result, it has obtained the consent of the payee to pay half of each of the full US $120,000 installments due under the note on each of May 31, June 30 and July 31, 2003. The promissory note, which was issued in May 2002 as part of the conversion of US $2.2 million in outstanding payables owed by the Company to a major supplier, bears interest at the rate of 12% per annum and called for repayment in monthly installments of US $60,000 through April 2003 and US $120,000 thereafter through April 30, 2004. In connection with the restructuring, the Company has been in discussions with the payee of the note regarding a restructuring which would reduce the monthly payments below the required US $120,000.

     Although discussions with the payee have commenced, to date the Company and the payee have not agreed upon the terms of a restructuring. Unless an agreement is reached by August 15, 2003, the Company will be required to pay the full US $120,000 installment due on August 31, 2003, plus the amount of the Company’s total underpayment of US $180,000 with respect to the May 31, June 30 and July 31, 2003 installments. Unless an agreement is reached, the Company does not expect to be in a position to make those payments. If the Company is unable or otherwise fails to make those payments in full it would constitute a default of the terms of the note, which is unsecured and subordinated to the rights of the senior bank lenders under the Company’s senior credit facility. The Company has been coordinating its efforts to renegotiate the terms of the note with its senior bank lenders, who have been supportive of the Company in that regard. While the Company remains hopeful that it can conclude a renegotiation of the payment terms of note on terms mutually satisfactory to the Company, the payee and the bank, no assurances can be given that such agreement can be reached. If no agreement is reached, the Company may not be in a position to make all of the required payments, an event that could permit the payee to call an event of default under the note and have a material adverse impact on the Company and its business.

     At June 30, 2003, the Company’s current assets exceeded its current liabilities by $996,918. However, during the three and six months ended June 30, 2003, the liquidation of inventory slowed from prior experience, primarily as a result of the slowdown in the industry. As a result the Company has been slower than usual in meeting vendor terms. Should this trend continue it may present a long-term liquidity concern for the Company.

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

Subsequent Events

(i)	In May, 2002 the Company entered into a new revolving credit facility with its main bank lender. The new CDN $15 million facility, which replaced Cabletel’s previous working capital line, has a three-year term and provides for up to a $3 million increase over the maximum availability under Cabletel’s prior facility. As of June 30, 2003, as a result of a variation from the required minimum adjusted net worth, interest coverage ratio and debt service ratio, the Company had a technical violation of the applicable covenants. The Company is working with its lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment it could adversely affect the Company.

(ii)	As of August 15, 2003, the Company had not reached a final agreement in connection with the re-negotiation of payment terms with a major supplier (See note 5iii). The Company expects to continue negotiations for a further 30 days. If an agreement is not reached by September 15, 2003, the payee could call an event of default under the note agreement that could have a material adverse impact on Cabletel and its business.

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

International Growth, Foreign Exchange, and Interest Rates

     Cabletel is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, Cabletel may enter into various derivative transactions, when appropriate. Cabletel does not hold or issue derivative instruments for trading or other speculative purposes. As of June 30, 2003, the Company had no material contracts denominated in foreign currencies.

     The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries. In addition the Company’s Distribution segment imports approximately 80% of its’ products from the United States for resale in Canada. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in either Canadian or U.S. dollars. The Company constantly monitors the exchange rate between the U.S. dollar, the Canadian dollar and the New Israel shekel to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain New Israel shekel denominated currency. Instead, U.S. dollars are exchanged for shekels at the time of payments.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(i)	Certification of Chief Executive Officer

(ii)	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

(i)	The Company filed a current report on Form 8-K dated June 3, 2003. Under ITEM 5 of that 8-K the Company announced that it had entered into a waiver and amendment to its credit agreement with its senior bank lender that has resolved previously announced technical violations with respect to the quarter ended March 31, 2003.

(ii)	The Company filed a current report on Form 8-K dated August 6, 2003. Under ITEM 5 of that 8-K the Company announced its expectation of lower revenues and net losses for the second quarter ended June 30, 2003 and describing certain restructuring initiatives, including efforts to renegotiate terms of a senior subordinated promissory note terms with a major supplier.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.

CABLETEL COMMUNICATIONS CORP.

Date: August 18, 2003	By: /s/ Gregory Walling

Gregory Walling
President and Chief Executive Officer

Date: August 18, 2003	By: /s/ Ron Eilath

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

Date: August 18, 2003

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

Date: August 18, 2003

/s/ Ron Eilath

Ron Eilath
Chief Financial Officer