Form 10-Q
period 2003-09-30
CABLETEL COMMUNICATIONS CORP
filed 2003-11-12
CIK 925601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
September 30, 2003	1-13332

CABLETEL COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)

Ontario, Canada	8647 8526

(State or other jurisdiction of incorporation or organization)	(Canadian Federal Tax Account No.)

230 Travail Rd.
Markham, Ontario, Canada L3S 3J1

(Address of principal executive offices)

Registrant’s telephone number, including area code: (905) 475-1030

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as at November 10, 2003

Common Stock, no par value	7,167,612

CABLETEL COMMUNICATIONS CORP.
FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2003

The Company is a “Foreign Private Issuer” as defined in Rule 3b-4 under the Securities Exchange Act of 1994, as amended. Although as a Foreign Private Issuer the Company is eligible to file reports on Form 6-K, the Company has voluntarily elected to file quarterly reports on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS
(Canadian Funds)
Unaudited

ASSETS

		Audited
	September 30,	December 31,
	2003	2002

	(Unaudited)
CURRENT
Cash	$26,334	$63,169
Accounts receivable (net of allowance of $141,865; 2002 - $109,914)	9,498,019	14,291,574
Inventory (Note 2)	7,281,532	10,488,445
Other receivables (Note 9i)	246,250	235,000
Income taxes recoverable	—	120,000
Prepaid expenses and deposits	415,438	1,407,169

	17,467,573	26,605,357
PROPERTY, PLANT AND EQUIPMENT (Note 3)	1,318,851	2,198,086
DEFERRED REFINANCING FEES (Note 8)	433,334	633,334
GOODWILL	—	161,616
PRODUCT DEVELOPMENT COSTS
(net of amortization of $129,397; 2002 - $103,517)	5,751	31,631

	$19,225,509	$29,630,024

LIABILITIES
CURRENT
Bank indebtedness (Note 4)	$8,638,889	$12,461,424
Accounts payable	4,382,974	6,736,089
Accrued liabilities	1,825,218	1,994,647
Current portion of long-term debt (Note 5)	1,798,622	2,067,558

	16,645,703	23,259,718
LONG-TERM DEBT (Note 5)	453,480	1,154,088

	17,099,183	24,413,806

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 6)
AUTHORIZED
Unlimited First preferred shares, issuable in series
Unlimited Common shares
ISSUED
7,167,612 Common shares (2002 - 7,167,612)	16,136,761	16,136,761
Paid in Capital — Warrant	164,000	164,000
DEFICIT	(14,174,435)	(11,084,543)

	2,126,326	5,216,218

	$19,225,509	$29,630,024

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Canadian Funds)
(Undaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,

	2003	2002	2003	2002

SALES	$9,433,123	$13,650,216	$29,328,440	$41,794,281
COST OF SALES	7,740,034	10,463,565	24,933,197	33,496,624

GROSS PROFIT	1,693,089	3,186,651	4,395,243	8,297,657

EXPENSES
Selling, general and administrative	1,700,862	2,878,464	5,699,017	7,274,515
Special charge (Note 11)	—	—	280,000	—
Amortization	42,510	72,311	137,733	192,616
Interest — bank indebtedness	166,832	227,877	491,689	554,662
Interest — long-term debt	71,406	101,370	240,300	195,629

	1,981,610	3,280,022	6,848,739	8,217,422

INCOME (LOSS) BEFORE THE FOLLOWING	(288,521)	(93,371)	(2,453,496)	80,235

Loss on disposition of assets	—	—	31,269	—
Write down of long-lived assets (Note 3)	—	—	400,000	—
Write off of goodwill (Note 12)	—	—	198,606	—
Write off of other assets (Note 12)	—	11,041	—	615,850
Loss on settlement of debt (Note 5ii)	—	—	—	164,000

	—	11,041	629,875	779,850

LOSS BEFORE INCOME TAXES	(288,521)	(104,412)	(3,083,371)	(699,615)
Income taxes	9,000	9,000	6,521	27,000

NET LOSS FOR THE PERIOD	$(297,521)	$(113,412)	$(3,089,892)	$(726,615)

DEFICIT, beginning of period	$(13,876,914)	$(10,679,629)	$(11,084,543)	$(10,066,426)

DEFICIT, end of period	$(14,174,435)	$(10,793,041)	$(14,174,435)	$(10,793,041)

Earnings (loss) per share (Note 7)
Basic	($0.04)	($0.02)	($0.43)	($0.10)

Fully diluted	($0.04)	($0.02)	($0.43)	($0.10)

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Canadian Funds)
(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,

	2003	2002	2003	2002

OPERATING ACTIVITIES
Loss for the period	$(297,521)	$(113,412)	$(3,089,892)	$(726,615)
Amortization	105,211	89,660	349,988	266,399
Amortization of prepaid refinancing fees	66,667	100,000	200,000	100,000
Write down of long-lived assets	—	—	400,000	—
Write off of goodwill	—	—	198,606	—
Write off of other assets	—	11,041	—	615,850
Loss on settlement of debt	—	—	—	164,000
Loss on disposition of assets	—	—	31,269	—
Imputed interest	(3,750)	(3,999)	(11,250)	(11,999)
Change in accounts receivable	168,076	(1,300,360)	4,793,555	(4,669,205)
Change in inventory	2,235,620	141,930	3,206,913	687,957
Change in prepaid expenses, deposits and other	(166,326)	(114,885)	991,731	(1,110,076)
Change in accounts payable and accrued liabilities	(691,332)	(309,915)	(2,522,544)	1,663,059
Change in income taxes recoverable	—	—	120,000	(80,192)

	1,416,645	(1,499,940)	4,668,376	(3,100,822)

FINANCING ACTIVITIES
Bank indebtedness incurred (repayment)	(1,212,646)	1,621,983	(3,822,535)	3,536,534
Repayment of long-term debt	(202,525)	(128,814)	(969,544)	(388,134)

	(1,415,171)	1,493,169	(4,792,079)	3,148,400

INVESTING ACTIVITIES
Goodwill acquired	—	—	(36,990)	—
Disposition of (purchase of) equipment	(4,846)	(23,460)	123,858	(49,020)

	(4,846)	(23,460)	86,868	(49,020)

CHANGE IN CASH	(3,372)	(30,231)	(36,835)	(1,442)
CASH, beginning of period	29,706	41,081	63,169	12,292

CASH, end of period	$26,334	$10,850	$26,334	$10,850

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	$238,238	$333,246	$731,989	$762,290

Income taxes paid	$—	$—	$—	$—

See accompanying notes to financial statements.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 14, conform, in all material respects, with the accounting principles generally accepted in the United States.

(a)	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the consolidated financial position as at September 30, 2003 and the consolidated results of operations and the consolidated cash flows for the three and nine months ended September 30, 2003 and 2002.

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

SEPTEMBER 30, 2003

2.	INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) and net realizable value. Cost includes appropriate elements of duty, freight, material, labour and overhead.

	September 30,	December 31,
	2003	2002

Raw Material	$229,627	$293,783
Work in process	440,737	483,497
Finished goods	6,611,168	9,711,165

	$7,281,532	$10,488,445

3.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

	$	$	$	$	$	$
Leasehold improvements	711,090	340,261	370,829	711,090	296,093	414,997
Equipment	3,997,274	3,049,252	948,022	4,136,094	2,353,005	1,783,089

	4,708,364	3,389,513	1,318,851	4,847,184	2,649,098	2,198,086

For the three and nine months ended September 30, 2002, the Company did not amortize equipment with a carrying amount of $837,142 relating to certain manufacturing equipment during a period the equipment was not in use. The Company assessed future cash flow based on the Company’s expected plan of operations and it was determined there was no impairment in value. The Company had re-utilized all these assets in its manufacturing operations during the year ended December 31, 2002.

During the second quarter of 2003, the Company re-assessed the carrying value of its manufacturing equipment and determined that there was an impairment in value and accordingly, the Company took a write down amounting to $400,000 based on the net realizable value of the assets. At September 30, 2003 the Company re-assesed the carrying value of its manufacturing equipment and determined that there was no further impairment in value.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

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

The facility contains certain customary covenants. As of September 30, 2003, as a result of a variation from the required minimum adjusted net worth, interest coverage ratio and debt service ratio, the Company had a technical violation of the applicable covenants. The Company is working with its lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment the lender would have a right to call a default of the amounts outstanding under the loan agreement, an event that would also result in cross defaults with respect to certain of the Company’s other obligations. In such event, the Company would most likely not be in a position to satisfy its obligations and would have to consider alternative courses of action, including, but not limited to, seeking protection under applicable bankruptcy laws.

As of November 1, 2002, the Company began consolidating the results of Allied, as a result of the Company’s ability to convert it’s convertible debenture into 100% ownership of all issued and outstanding common shares of Allied for a nominal consideration. Subsequently, on May 9, 2003, Cabletel exercised its option and acquired all the outstanding shares of Allied. Allied is currently in negotiations with its senior bank lender with regards to an extension of its senior bank facility beyond its current maturity date. Allied’s obligations to its senior bank lender are not recourse to the Company. However, if Allied is unable to obtain such an extension, the Company may be required to write-off its investment in Allied, which could adversely affect the consolidated results of the Company.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

5.	LONG-TERM DEBT

		September 30,	December 31,
		2003	2002

(i)	Term loan-Leaseholds	$300,011	$324,337
(ii)	Term loan-Equipment	330,400	401,200
(iii)	Term loan-Note	1,621,691	2,496,109

		2,252,102	3,221,646
	Less: Current portion	1,798,622	2,067,558

		$453,480	$1,154,088

(i)	Long-term debt bears interest at 10% per annum, payable in equal monthly installments of $5,264 (principal and interest) for ten years until February 14, 2010. This debt was obtained for the improvements of the building covered by a lease agreement and is payable to the landlord, together with the monthly lease payments.

(ii)	Long-term debt bears interest at Business Development Bank of Canada (“BDC”) prime plus 0.75% per annum (September 30, 2003 — 7.25% per annum; December 31, 2002 — 7.25% per annum) payable monthly over a period of 5 years. This debt was provided by the BDC to purchase production machinery used in the manufacturing of connectors.

(iii)	Contemporaneously with the Company entering into the new Revolving Credit Facility, the Company renegotiated credit terms with a major supplier. That renegotiation included the conversion of US $2.2 million in outstanding payables owed by the Company into a senior subordinated promissory note, which resulted in the Company taking a charge of $164,000 on loss of settlement of debt. The senior subordinated promissory note is in the principal amount of US $2.2 million, bears interest at the rate of 12% per annum and is repayable in agreed upon monthly installments of between US $60,000 and US $120,000 over the next two years. In connection with that renegotiation, the Company also issued to the supplier a Warrant to acquire up to 200,000 shares of the Company’s common stock at an exercise price of Cdn $1.64 per share up to and including May 31, 2007. The fair value of the Warrant was estimated on the date of the grant using the fair value recognition method, with the following assumptions: risk free interest rate of 5%, dividend yield of 0%, theoretical volatility of .90 and the expected life of 2 years.

The Company is in the process of renegotiating the payment terms of its US $2.2 million subordinated promissory note, (as of September 30, 2003, US $1.3 million), referred to in Note 5(ii) above. The Company has obtained the consent of the payee to pay one half of each of the full US $120,000 installments due under the note on each of May 31, June 30, and July 31, 2003, and one quarter of the installments due on each of August 31, September 30, October 31, and November 30, 2003. In connection with that restructuring, Cabletel has been in discussions with the payee of the note regarding a restructuring which would reduce

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

the monthly payment below the required US $120,000 to US $30,000 per month for the first six months and US $45,000 per month for the remainder of the payments.

Although discussions with the payee have commenced, and an agreement in principle has been reached, to date Cabletel and the payee have not completely finalized the terms of a restructuring. Unless an agreement is completed by November 15, 2003, Cabletel will be required to pay the full US $120,000 installment due on November 30, 2003, plus the amount of Cabletel’s total underpayment of US $450,000 with respect to May 31, June 30, July 31, August 31, September 30, October 31, and November 30, 2003 installments. Unless an agreement is reached, Cabletel does not expect to be in a position to make those payments. If Cabletel is unable or otherwise fails to make those payments in full it would constitute a default of the terms of the note, which is unsecured and subordinated to the rights of the senior bank lenders under Cabletel’s senior credit facility. If no agreement is reached, Cabletel may not be in a position to make all of the required payments, an event that could permit the payee to call an event of default under the note, an event that would also result in cross defaults with respect to certain of the Company’s other obligations. In such event, the Company would most likely not be in a position to satisfy its obligations and would have to consider alternative courses of action, including, but not limited to, seeking protection under applicable bankruptcy laws.

6.	CAPITAL STOCK

	Number	Amount

Balance, December 31, 2002	7,167,612	$16,136,761

Balance, September 30, 2003	7,167,612	$16,136,761

Stock Option Plan

Under the terms of a stock option plan approved by the shareholders in May, 1994 and amended in November of 1999, and March of 2002, the Company is authorized to grant directors, officers, employees and others, options to purchase common shares at prices based on the market price of shares as determined on the date of grant. At September 30, 2003, 537,500 options remain available to be granted. Stock options become exercisable at dates determined by the Compensation Committee.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

6.	CAPITAL STOCK (continued)

Common shares have been reserved for stock options on the following basis:

		Option	Weighted
	Shares	Price	Average

		$	$
Outstanding and Exercisable
Balance at December 31, 2002	1,444,000	1.53 — 9.28	3.88

Cancelled	31,500	2.10 — 4.44	3.20

Balance at September 30, 2003	1,412,500	1.53 — 9.28	3.89

In connection with the settlement of outstanding accounts payable (Note 5iii), common shares have been reserved for warrants on the following basis:

		Exercise	Weighted
	Shares	Price	Average

		$	$
Outstanding and Exercisable
Balance at December 31, 2002	200,000	1.64	1.64

Balance at September 30, 2003	200,000	1.64	1.64

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
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

6.	CAPITAL STOCK (continued)

The fair value of each option grant was estimated on the date of the grant using the fair value recognition method, with the following assumptions: risk free interest rate of 5%; dividend yield of 0%; theoretical volatility assumption of .90; three years vesting provision on certain options granted in 2002 and the expected lives of options of 3 years.

As Reported

	3 months	3 months	9 months	9 months
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
	As Reported	As Reported	As Reported	As Reported

Net income (loss)	$(297,521)	$(113,412)	$(3,089,892)	$(726,615)
Net income (loss) per share
Basic and Fully Diluted	($0.04)	($0.02)	($0.43)	($0.10)

Pro-Forma

	3 months	3 months	9 months	9 months
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
	Pro-Forma	Pro-Forma	Pro-Forma	Pro-Forma

Net loss	$(297,521)	$(113,412)	$(3,089,892)	$(1,407,398)
Net earnings (loss) per share
Basic and Fully Diluted	($0.04)	($0.02)	($0.43)	($0.20)
Weighted average fair value of options granted during this period	—	—	—	$1.25

7.	EARNINGS PER SHARE

(a)	Basic Earnings per Share

The weighted average number of shares outstanding amounted to 7,167,612 for the three and nine months ended September 30, 2003 and 7,167,612 for the three and nine months ended September 30, 2002.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

7.	EARNINGS PER SHARE (continued)

(b)	Fully Diluted Earnings per Share

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

For the three and nine months ended September 30, 2003 the exercise of outstanding stock options do not have a dilutive effect on earnings (loss) per share. All the options as indicated in Note 6, outstanding during the three and nine months ended September 30, 2003 being 1,412,500 were not included in the calculation of diluted earnings per share as to do so would have been anti-dilutive. Also not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2003 were 200,000 warrants as to do so would have been anti-dilutive. For the three and nine months ended September 30, 2003 the weighted average number of shares for diluted earnings per share was the same as that for basic earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Numerator:
Net loss and numerator for basic loss and for diluted loss per share	$(297,521)	$(113,412)	$(3,089,892)	$(726,615)
Denominator:
Weighted-average shares for basic loss per share	7,167,612	7,167,612	7,167,612	7,167,612

Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Dilutive potential of common shares	—	—	—	—

Adjusted weighted-average shares and assumed conversions for diluted earnings per share	7,167,612	7,167,612	7,167,612	7,167,612

Basic loss per share	($0.04)	($0.02)	($0.43)	($0.10)

Diluted loss per share	($0.04)	($0.02)	($0.43)	($0.10)

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

8.	DEFERRED REFINANCING FEES

Deferred refinancing fees relate to costs incurred in connection with the Company’s refinancing of its long-term bank debt with ABN AMRO. (See note 4) Deferred refinancing fees are amortized over three years being the life of the loan.

9.	RELATED PARTY TRANSACTIONS

(i)	On December 12, 2000, the Company’s Board of Directors approved two executive loan agreements (i) to the President of the Company in the amount of $150,000 and (ii) to the Chief Financial Officer of the Company in the amount of $100,000. The loans mature on December 19, 2003, and are unsecured and interest-free. The Company carries these loans at estimated fair value using a discount rate of 7% per annum.

(ii)	For the three months ended September 30, 2003 and 2002 the Company paid to the Sullivan Group, an entity controlled by the President of the Company, $13,950 and $13,950 respectively and for the nine months ended September 30, 2003 and 2002, $41,850 and $41,850 respectively relating to charges in connection with Mr. Walling’s compensation.

10.	COMMITMENTS AND CONTINGENCIES

The Company is party to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate insurance coverage and/or legal defenses with respect to any of these actions and does not believe that they will materially affect the Company’s consolidated financial position or results of operations.

11.	SPECIAL CHARGES

For the nine months ended September 30, 2003, Cabletel recorded special charges of $280,000 related to termination expenses of approximately 25% of Cabletel’s workforce. As of September 30, 2003, the unpaid balance of these charges included in accrued liabilities was $192,086. For the three and nine months ended September 30, 2003 the Company has paid out $87,914 relating to the special charge.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

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

During the second quarter ending June 30, 2003, the Company assessed the carrying value of the goodwill and determined that it had been impaired due to Allied’s poor performance and continued uncertainty in the telecommunications industry, as well as uncertainty as to whether or not Allied will be successful in obtaining an extension of its senior bank facility beyond its current maturity date. As a result the Company has decided to write-off the total carrying amount of $198,606.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

13.	SEGMENTED INFORMATION

The Company operates in three separate segments — distribution of broadband communications equipment, distribution of technology equipment and manufacturing of coaxial cable connectors.

It should be noted that industry segment information may be of limited usefulness in comparing an industry segment of the Company with a similar industry segment of another enterprise.

Selected information by operating segment is summarized below for the three and nine months ended September 30, 2003 and 2002.

Summary of Business Segment

	For the Three Months Ended		For the Nine Months
	September 30,		Ended September 30,

Net Revenue	2003	2002	2003	2002

Distribution	$6,057,386	$10,454,523	$20,054,468	$34,298,626
Manufacturing	2,067,634	2,820,681	6,846,339	6,223,171
Technology	2,008,630	608,458	4,357,195	1,858,317
Less: Inter-company eliminations	(700,527)	(233,446)	(1,929,562)	(585,833)

Total Net Revenue	$9,433,123	$13,650,216	$29,328,440	$41,794,281

Gross Profit
Distribution	$938,263	$2,045,862	$2,666,397	$5,968,899
Manufacturing	478,339	1,018,376	1,191,787	2,045,090
Technology	276,487	122,413	537,059	283,668

Total Gross Profit	$1,693,089	$3,186,651	$4,395,243	$8,297,657

Selling, general and administrative expenses	(1,700,862)	(2,878,464)	(5,699,017)	(7,274,515)
Special charge	—	—	(280,000)	—
Amortization	(42,510)	(72,311)	(137,733)	(192,616)
Interest expense — bank indebtedness	(166,832)	(227,877)	(491,689)	(554,662)
— long-term debt	(71,406)	(101,370)	(240,300)	(195,629)

	(1,981,610)	(3,280,022)	(6,848,739)	(8,217,422)

Consolidated Earnings (Loss) Before the Following	(288,521)	(93,371)	(2,453,496)	80,235

Write down of long lived assets	—	—	(400,000)	—
Write off of goodwill	—	—	(198,606)	—
Loss on disposal of assets	—	—	(31,269)	—
Write-off of other assets	—	(11,041)	—	(615,850)
Loss on settlement of debt	—	—	—	(164,000)

	—	(11,041)	(629,875)	(779,850)

Loss Before Income Taxes	$(288,521)	$(104,412)	$(3,083,371)	$(669,615)

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

13.	SEGMENTED INFORMATION (continued)

Identifiable Assets:

	September 30,	December 31,
	2003	2002

Distribution and Technology	$11,179,340	$20,213,322
Manufacturing	8,046,169	9,296,702
Other unallocated assets	—	120,000

Total Identifiable Assets	$19,225,509	$29,630,024

Expenditures on Property,	For the Three Months		For the Nine Months
Plant and Equipment	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Distribution and Technology	$1,997	$22,302	$(122,951)	$57,111
Manufacturing	2,849	1,158	(907)	(8,091)

Total Expenditures	$4,846	$23,460	$(123,858)	$49,020

Amortization

(Includes amortization in cost of sales, product development costs and deferred refinancing fees.)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Distribution and Technology	$39,866	$16,966	$129,666	$157,365
Manufacturing	65,345	72,694	220,322	109,034
Deferred refinancing fees	66,667	100,000	200,000	100,000

Total Amortization	$171,878	$189,660	$549,988	$366,399

Summary by Geographical Area

Net Revenue

(Revenues are attributed based on the location of the customer.)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Canada	$8,066,016	$11,062,981	$24,411,663	$36,156,943
United States	1,314,457	2,061,997	4,409,811	4,743,162
Other	52,650	525,238	506,966	894,176

Total Net Revenue	$9,433,123	$13,650,216	$29,328,440	$41,794,281

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

13.	SEGMENTED INFORMATION (continued)

Sales Information

Distribution

Sales to a customer within the Distribution segment for the three months ended September 30, 2003 amounted to approximately $1,316,769 or 14% of total revenue. Sales to this customer for the nine months ended September 30, 2003 amounted to approximately $3,814,614 or 13% of total revenue. At September 30, 2003 this customer accounted for approximately 30% of total Cabletel accounts receivable. The customer’s account was current as per the terms and conditions of sale. The conditions of sale to this particular customer include payment terms of 180 days.

Sales to another customer within the Distribution segment for the three months ended September 30, 2003 amounted to approximately $1,198,193 or 13% of total revenue. Sales to this customer for the nine months ended September 30, 2003 amounted to approximately $6,002,261 or 20% of total revenue. At September 30, 2003 this customer accounted for approximately 9% of total Cabletel accounts receivable. The customer’s account was current as per the terms and conditions of sale.

Manufacturing

Sales to a customer within the Manufacturing segment for the three months ended September 30, 2003 amounted to approximately $862,492 or 42% of the Manufacturing segments total sales or approximately 9% of the Company’s total consolidated sales. For the nine months ended September 30, 2003, sales to this customer within the Manufacturing segment amounted to approximately $3,323,985 or 49% of the Manufacturing segments total sales or approximately 11% of the Company’s total consolidated sales. At September 30, 2003 this customer accounted for approximately 15% of the Company’s total consolidated accounts receivable. At September 30, 2003, the customer’s account was current as per the terms and conditions of sale. Approximately $350,000 of this receivable is insured through Export Development Canada.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES

The following table reconciles the net earnings (loss) as reported on the statements of operations and deficit prepared in accordance with Canadian GAAP to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP.

(i)	Under Canadian GAAP costs classified as development costs are charged in the income statement unless they meet certain criteria; in which case, the costs must be deferred and amortized. Under U.S. GAAP all costs classified as either research or development costs are charged in the income statement as incurred.

Reconciliation of Net Earnings From Canadian GAAP to United States GAAP

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net loss in accordance with Canadian GAAP	$(297,521)	$(113,412)	$(3,089,892)	$(726,615)
Reduction in amortization of development costs (net of income taxes)	4,658	4,658	13,974	13,974

Net loss in accordance with U.S. GAAP	$(292,863)	$(108,754)	$(3,075,918)	$(712,641)

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

Balance Sheet Presentation Comparing Canadian GAAP to United States GAAP

	September 30,		December 31,
	2003		2002

	CDN GAAP	US GAAP	CDN GAAP	US GAAP

ASSETS
CURRENT
Cash	$26,334	$26,334	$63,169	$63,169
Accounts receivable	9,498,019	9,498,019	14,291,574	14,098,457
Inventory	7,281,532	7,281,532	10,488,445	9,874,445
Other receivables	246,250	246,250	235,000	235,000
Income taxes recoverable	—	—	120,000	120,000
Prepaid expenses, deposits and other	415,438	415,438	1,407,169	1,398,460

	17,467,573	17,467,573	26,605,357	25,789,531
PROPERTY, PLANT AND EQUIPMENT	1,318,851	1,318,851	2,198,086	1,980,511
DEFERRED REFINANCING FEES	433,334	433,334	633,334	633,334
GOODWILL	—	—	161,616	—
INVESTMENT IN ALLIED	—	—	—	116,847
PRODUCT DEVELOPMENT COSTS	5,751	—	31,631	—

	$19,225,509	$19,219,758	$29,630,024	$28,520,223

LIABILITIES
CURRENT
Bank indebtedness	$8,638,889	$8,638,889	$12,461,424	$11,741,424
Accounts payable	4,382,974	4,382,974	6,736,089	6,377,919
Accrued liabilities	1,825,218	1,824,499	1,994,647	1,982,022
Long-term debt	1,798,622	1,798,622	2,067,558	2,067,558

	16,645,703	16,644,984	23,259,718	22,168,923
LONG-TERM DEBT	453,480	453,480	1,154,088	1,154,088

	17,099,183	17,098,464	24,413,806	23,323,011

SHAREHOLDERS’ EQUITY
CAPITAL STOCK	16,300,761	16,300,761	16,300,761	16,300,761
DEFICIT	(14,174,435)	(14,179,467)	(11,084,543)	(11,103,549)

	2,126,326	2,121,294	5,216,218	5,197,212

	$19,225,509	$19,219,758	$29,630,024	$28,520,223

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(a)	Earnings Per Share

Net loss per share calculations under U.S. GAAP would not differ materially from that reported under Canadian GAAP and accordingly earnings per share would be disclosed as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net loss per share:
Basic loss per share	($0.04)	($0.02)	($0.43)	($0.10)

Diluted loss per share	($0.04)	($0.02)	($0.43)	($0.10)

Weighted average shares outstanding:
Basic	7,167,612	7,167,612	7,167,612	7,167,612

Diluted	7,167,612	7,167,612	7,167,612	7,167,612

(b)	Comprehensive Income

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the three and nine months ended September 30, 2003, and 2002 the Company’s comprehensive income was the same as net earnings.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

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

The Company accounts for its stock options under Canadian GAAP, which, in the Company’s circumstances are not materially different from the amounts that would be determined under the provisions of the APB 25 and related interpretations in accounting for its stock option plan. No compensation expense has been charged to the statement of operations for the plan for the three and nine months ended September 30, 2003 or September 30, 2002. Had compensation expense for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under SFAS 123, the Company’s net income and earnings per share would have been reported as the pro-forma amounts indicated in the table below.

The fair value of each option grant was estimated on the date of the grant using the fair value recognition method, with the following assumptions for the three and nine months ended September 30, 2002; risk free interest rate of 5% dividend yield of 0%, theoretical volatility assumption of .90, three years vesting provision on all options granted in 2002 and the expected lives of options of 3 to 7 years. No options were granted during the three and nine months ended September 30, 2003.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

As Reported

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002
	As Reported	As Reported	As Reported	As Reported

Net loss
— U.S. GAAP	$(292,863)	$(108,754)	$(3,075,918)	$(712,641)
Net loss per share
Basic	($0.04)	($0.02)	($0.43)	($0.10)
Diluted	($0.04)	($0.02)	($0.43)	($0.10)

Pro-Forma

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002
	Pro-Forma	Pro-Forma	Pro-Forma	Pro-Forma

Net loss
— U.S. GAAP	$(292,863)	$(108,754)	$(3,075,918)	$(1,393,424)
Net loss per share
Basic	($0.04)	($0.02)	($0.43)	($0.19)
Diluted	($0.04)	($0.02)	($0.43)	($0.19)

Weighted average fair value of Options granted during this period	N/A	N/A	N/A	$1.25

(d)	Recent United States Accounting Pronouncements

Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards which had not yet been adopted due to delayed effective dates.

(i)	Statement of Financial Accounting Standards (“SFAS”) No. 141, SFAS 142, SFAS 143 and SFAS 144

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets”.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide three alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The provisions related to the alternative transition methods and the new disclosure requirements were effective for the Company as of December 31, 2002. There was no impact on the company’s financial condition or results of operations as a result of the adoption of SFAS No. 148, but the Company’s disclosures related to stock-based compensation have been modified in accordance with the new requirements. The interim reporting provisions of SFAS No. 148 were effective for the Company as of March 31, 2003, and management has modified the Company’s quarterly disclosures in accordance with the new requirements.

(iv)	FASB Interpretation No. 45 (FIN 45)

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 has been adopted with no material effect on the Company’s results of operations or financial condition.

(v)	FASB Interpretation No. 46 (FIN 46)

In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently hold an interest in a variable interest entity, thus the initial application of this Interpretation did not affect the Company’s results of operations, financial position or disclosures.

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

(vi)	Statement of Financial Accounting Standards No. 149 (SFAS No. 149)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the conditions under which a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;” and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified by the Company after June 30, 2003 and for hedging relationships designated by the Company after June 30, 2003. All provisions of this Statement will be applied prospectively. At the present time the Company does not engage in any hedging activities, accordingly the application of this Statement is not expected to have a material effect on the Company’s results of operations or financial position.

(vii)	Statement of Financial Accounting Standards No. 150 (SFAS No. 150)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It clarifies when an issuer must classify certain financial instruments as liabilities (or as assets, in some circumstances), rather than including them within stockholders’ equity or separately classifying them as mezzanine equity. This statement was effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company in the third quarter of 2003. The Company has not

CABLETEL COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

SEPTEMBER 30, 2003

14.	UNITED STATES ACCOUNTING PRINCIPLES (continued)

issued any financial instruments within the scope of SFAS No. 150; therefore, the application of SFAS No. 150 is not expected to affect the Company’s results of operations, financial position or disclosures.

15.	SUBSEQUENT EVENTS

(i)	In May, 2002 the Company entered into a new revolving credit facility with its main bank lender. The new CDN $15 million facility, which replaced Cabletel’s previous working capital line, has a three-year term and provides for up to a $3 million increase over the maximum availability under Cabletel’s prior facility. As of September 30, 2003, as a result of a variation from the required minimum adjusted net worth, interest coverage ratio and debt service ratio, the Company had a technical violation of the applicable covenants. The Company is working with its lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment the lender would have a right to call a default of the amounts outstanding under the loan agreement, and event that would also result in cross defaults with respect to certain of the Company’s other obligations. In such event, the Company would most likely not be in a position to satisfy its obligations and would have to consider alternative courses of action, including, but not limited to, seeking protection under applicable bankruptcy laws.

(ii)	As of October 15, 2003, the Company had reached, in principle, a final agreement in connection with the re-negotiation of payment terms with a major supplier (See note 5iii). The Company expects to complete the agreement within sixty days. If for whatever reason the agreement cannot be completed by December 15, 2003, the payee could call an event of default. The lender would have a right to call a default of the amounts outstanding under the note agreement, an event that would also result in cross defaults with respect to certain of the Company’s other obligations. In such event, the Company would most likely not be in a position to satisfy its obligations and would have to consider alternative courses of action, including, but not limited to, seeking protection under applicable bankruptcy laws.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Management believes that the following critical accounting policies require more significant judgments and estimates in the preparation of the Company’s consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management’s evaluation of the ability of our customers to make payments, focusing on customer financial difficulties and age of receivable balances. An adverse change in financial condition of a significant customer or group of customers could materially affect management’s estimates related to doubtful accounts. We record estimated reductions to revenue for customer programs and incentive offerings, such as discounts, allowances, and rebates. These estimates are based on contract terms, historical experience, and other factors. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, declining market conditions could result in increased estimates of sales returns and allowances resulting in incremental reductions to revenue. We maintain allowances for excess and obsolete inventory. These estimates are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, shipment experience, forecasted demand and market conditions. We do not believe our products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust inventory levels to declining demand. However, if actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required. Management reviews intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. Goodwill is tested for impairment annually and on an interim basis when events or circumstances change. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, or assumptions about and estimates of future cash flows expected to arise from these assets. Future cash flows may be adversely impacted by operating performance, market conditions, and other factors. If an impairment is indicated by this analysis, the impairment charge to be recognized, if any, would be measured as the amount by which the carrying value exceeds fair value, estimated by management based on market prices, if available, or forecasted cash flows, discounted using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If actual future cash flows, discount rates and other assumptions used in the assessment and measurement of impairment differ from management’s estimates and forecasts, additional impairment charges could be required. Discussion of 2003 impairment charges is located within the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2003.

     The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

Results of Operations

Three and Nine Months Ended September 30, 2003

     Consolidated net sales for the three months ended September 30, 2003 decreased by $4,217,093 or 31% to $9,433,123 compared to consolidated net sales of $13,650,216 for the three months ended September 30, 2002. Consolidated net sales of $29,328,440 for the nine months ended September 30, 2003 decreased by $12,465,841 or 30% compared to consolidated net sales of $41,794,281 for the nine months ended September 30, 2002. The primary reason for the decrease for the three and nine month periods ending September 30, 2003 is attributable to the financial and market conditions that impacted growth in the cable, and satellite industry resulting in reduced capital spending within the industry. There is a risk that the softening will continue within the industry with respect to reduced capital expenditures among the major cable companies throughout the remainder of the year.

The following table shows comparative sales by segment:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Distribution	$6,057,386	$10,454,523	$20,054,468	$34,298,626
Manufacturing	2,067,634	2,820,681	6,846,339	6,223,171
Technology	2,008,630	608,458	4,357,195	1,858,317
Less: Inter-company sales	(700,527)	(233,446)	(1,929,562)	(585,833)

Net Sales	$9,433,123	$13,650,216	$29,328,440	$41,794,281

     Net sales of $6,057,386 in the Distribution segment for the three months ended September 30, 2003 reflects a decrease of $4,397,137 or 42% compared to $10,454,523 for the three months ended September 30, 2002. Net sales of $20,054,468 in the Distribution segment for the nine months ended September 30, 2003 reflects a decrease of $14,244,158 or 42% compared to $34,298,626 for the nine months ended September 30, 2002. The primary reason for the decrease for the three and nine month periods ending September 30, 2003 in the Distribution segment is attributable to financial and market conditions that impacted growth in the cable, technology and satellite industry resulting in reduced capital spending within the industry during the year.

     Net sales in the Manufacturing segment of $2,067,634 for the three months ended September 30, 2003, reflects a decrease of $753,047 or 27% compared to net sales of $2,820,681 for the three months ended September 30, 2002. The decrease for the three month period is primarily due to a reduced demand for the Manufacturing segments products as a result of a reduction in capital spending within the cable and satellite industry. Net sales in the Manufacturing segment of $6,846,339 for the nine months ended September 30, 2003 reflects an increase of $623,168 or 10% compared to $6,223,171 for the nine months ended September 30, 2002. The increase for the nine month period is due to increased sales to a customer in Israel during the first quarter of 2003.

     Net sales of $2,008,630 in the Technology segment for the three months ended September 30, 2003 reflects an increase of $1,400,172 or 230% compared to $608,458 for the three months ended September 30, 2002. Net sales of $4,357,195 in the Technology segment for the nine months ended September 30, 2003 reflects an increase of $2,498,878 or 134% compared to $1,858,317 for the nine months ended September 30, 2002. The increase is primarily due to the acquisition and consolidation of Allied, representing approximately $501,289 in sales for the three months ended September 30, 2003 and $1,594,812 for the nine months ending September 30, 2003.

     Gross profit for the three months ended September 30, 2003 of $1,693,089 decreased by $1,493,562 or 47% compared to gross profit of $3,186,651 for the three months ended September 30, 2002. Gross margin for the three months ended September 30, 2003 was 17.9% compared to 23.3% for the three months ended September 30, 2002. Gross profit for the nine months ended September 30, 2003 of $4,395,243 decreased by $3,902,414 or 47% compared to gross profit of $8,297,657 for the nine months ended September 30, 2002. Gross margin for the nine months ended September 30, 2003 was 15% compared to 20% for the nine months ended September 30, 2002. The primary reason for the decrease in gross margin for the three and nine months ended September 30, 2003 is due to a slowdown in the industry that resulted in a more competitive environment. The Manufacturing segment experienced production shut downs during periods when tooling changes were required as well as when demand for product was soft. In addition, for the nine months ended September 30, 2003, the Company took a charge for inventory obsolescence amounting to approximately $641,000 that was expensed through cost of sales in the second quarter.

     Gross profit of $938,263 in the Cabletel Distribution segment for the three months ended September 30, 2003 reflects a decrease of $1,107,599 or 54% compared to $2,045,862 for the three months ended September 30, 2002. Cabletel Distribution segment gross margin for the three months ended September 30, 2003 was 15.5%, a decrease compared to a gross margin of 19.6% for the three months ended September 30, 2002. Gross profit of $2,666,397 in the Cabletel Distribution segment for the nine months ended September 30, 2003 reflects a decrease of $3,302,502 or 55% compared to $5,968,899 for the nine months ended September 30, 2002. Cabletel Distribution segment gross margin for the nine months ended September 30, 2003 was 13.3% a decrease compared to a gross margin of 17.4% for the nine months ended September 30, 2002. The decrease for the three and nine months ended September 30, 2003 is due to a slowdown in the industry that resulted in a more competitive environment. In addition for the nine months ended September 31, 2003, the Company recorded a charge for inventory obsolescence amounting to approximately $641,000 that was expensed through cost of sales.

     Gross profit of $478,339 in the Manufacturing segment for the three months ended September 30, 2003 reflects a decrease of $540,037 or 53% compared to a gross profit of $1,018,376 for the three months ended September 30, 2002. Manufacturing segment gross margin for the three months ended September 30, 2003 was 23% a decrease compared to gross margin of 36% for the three months ended September 30, 2002. Gross profit of $1,191,787 in the Manufacturing segment for the nine months ended September 30, 2003 reflects a decrease of $853,303 or 42% compared to gross profit of $2,045,090 for the nine months ended September 30, 2002. Manufacturing segment gross margin for the nine months ended September 30, 2003 was 17.4% a decrease compared to a gross margin of 32.9% for the nine months ended September 30, 2002. The decrease for the three and nine months ended September 30, 2003 is primarily due to a slowdown in the industry that resulted in a more competitive environment. The Manufacturing segment also experienced production shut downs during periods when tooling changes were required as well as when demand for product was soft.

     Gross profit of $276,487 in the Technology segment for the three months ended September 30, 2003 reflects an increase of $154,074 or 126% compared to $122,413 for the three months ended September 30, 2002. Technology segment gross margin for the three months ended September 30, 2003 was 13.8%, which is a decrease compared to the prior period gross margin of 20%. Gross profit of $537,059 in the Technology segment for the nine months ended September 30, 2003 reflects an increase of $253,391 or 89.3% compared to $283,668 for the nine months ended September 30, 2002. Technology segment gross margin for the nine months ended September 30, 2003 was 12%, a decrease compared to the prior period gross margin of 15%. For the three and nine months ended September 30, 2003, the Technology segment experienced the effects of a slowdown in the industry resulting in a more competitive environment.

     Selling, general and administrative expenses for the three months ended September 30, 2003 decreased $1,177,602 or 41% to $1,700,862 compared to $2,878,464 for the three months ended September 30, 2002. As a percentage of sales, selling, general and administrative expenses for the three months ended September 30, 2003 were 18% compared to 21% for the three months ended September 30, 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased $1,575,498 or 22% to $5,699,017 compared to $7,274,515 for the nine months ended September 30, 2002. As a percentage of sales, selling, general and administrative expenses for the nine months ended September 30, 2003 were 19% compared to 17.4% for the nine months ended September 30, 2002. The Company has made a conscious effort to reduce certain costs in an attempt to return the Company to profitability. Such cost cutting measures included reductions in the Company’s labour force as well as reductions in marketing costs. Included in selling, general and administrative expenses is a foreign exchange gain of $247,046 for the three months ended September 30, 2003 compared to a foreign exchange loss of $432,306 for the three months ended September 30, 2002 and a foreign exchange gain of $1,051,691 for the nine months ended September 30, 2003 compared to a foreign exchange loss of $403,944 for the nine months ended September 30, 2002.

     Interest expense decreased $91,009 to $238,238 for the three months ended September 30, 2003 compared to $329,247 for the three months ended September 30, 2002. Interest expense on bank indebtedness for the three months ended September 30, 2003 decreased by $61,045 due to lower levels of borrowings under the Company’s credit facility, and interest expense on long-term debt decreased by $29,964 primarily due to the repayment of a portion of the Company’s long-term obligation with a major supplier. For the nine months ended September 30, 2003, interest expense decreased by $18,302 to

$731,989 compared to $750,291 for the nine months ended September 30, 2002. Interest on bank indebtedness decreased by $62,973, and interest on long-term debt increased by $44,671. The decrease in interest expense on bank indebtedness reflects lower levels of borrowings of the Company’s line of credit during the first nine months of the year while interest expense on long-term debt was incurred on a long-term note from the renegotiation of credit terms with a major supplier during the second quarter of 2002.

Earnings from operations before non-recurring items and income taxes for the three months ended September 30, 2003 was a loss of $288,521 compared to a loss of $93,371 for the three months ended September 30, 2002. Total operating expenses of $1,981,610 for the three months ended September 30, 2003 were $1,298,412 lower than $3,280,022 reported for the three months ended September 30, 2002. Earnings from operations before non-recurring items and income taxes for the nine months ended September 30, 2003 was a loss of $2,453,496 compared to income of $80,235 for the nine months ended September 30, 2002. Total operating expenses of $6,848,739 for the nine months ended September 30, 2003 were $1,368,683 lower than $8,217,422 reported for the nine months ended September 30, 2002. Included in operating expenses for the nine months ended September 30, 2003 is a special charge amounting to $280,000 relating to a severance liability in connection with a reduction in the Company’s work force related to termination expenses of approximately 25% of Cabletel’s workforce. As of September 30, 2003, the unpaid balance of these charges included in accrued liabilities was $192,086. For the three and nine months ended September 30, 2003 the Company has paid out $87,914 relating to the special charge.

     For the nine months ended September 30, 2003, the Company wrote down manufacturing equipment amounting to $400,000. The Company re-assessed the carrying value of its equipment and determined that there was an impairment in value and accordingly, took a write down based on the net realizable value of the equipment.

     For the nine months ended September 30, 2003, the Company recorded a write off of goodwill amounting to $198,606 in connection with its acquisition of Allied. The Company assessed the carrying value of the goodwill and determined that it had been impaired due to Allied’s poor performance and continued uncertainty in the telecommunications industry, as well as uncertainty as to whether or not Allied will be successful in obtaining an extension of its senior bank facility beyond its current maturity date.

     For the nine months ended September 30, 2002, the Company recorded a non-cash item amounting to $164,000 related to the issuance of warrants in connection with a settlement of debt with a major supplier. In connection with the debt settlement the Company issued to the supplier a Warrant to acquire up to 200,000 shares of the Company’s common stock at an exercise price of Cdn. $1.64 per share up to and including May 31, 2007. In addition, for the nine months ended September 30, 2002, the Company wrote off other assets amounting to $615,850 relating to an amount owed to the Company by Allied.

     For the three months ended September 30, 2003, the Company incurred a net loss of $297,521 compared to a net loss of $113,412 for the three months ended September 30, 2002. Basic and fully diluted loss per share was $0.04 for the three months ended September 30, 2003 compared to basic and fully diluted loss per share of $0.02 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, net loss was $3,089,892 compared to a net loss of $726,615 for the nine months ended September, 30, 2002. Basic and fully diluted loss per share was $0.43 for the nine months ended

September 30, 2003 compared to basic and fully diluted loss per share of $0.10 for the nine months ended September 30, 2002.

Financial Liquidity and Capital Resources

     As described in further detail below, the Company is in negotiations with a number of its creditors regarding waivers of and / or the restructuring of certain of its obligations. Further, at September 30, 2003, the Company’s current assets exceed its current liabilities by $871,870, creating short term liquidity issues for the Company. In order to address these liquidity issues, the Company is exploring a number of options, including (i) raising additional financing through the issuance of debt or equity securities, (ii) the restructuring of existing obligations and (iii) selling certain assets of the Company. If the Company is not successful with such plans, the Company may not be in a position to continue to operate as a going concern. In such event, the Company will be required to consider alternative courses of action, including, but not limited to, seeking protection under applicable bankruptcy laws.

     Historically, the Company’s principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and availability under our senior secured revolving credit facility. Reduced sales and profitability could reduce cash provided by operations and limit availability under the secured credit facility. In addition, increases in working capital, due to seasonal fluctuations in sales and collections, among other things could reduce our operating cash flows in the short term.

     Net cash provided by operating activities for the three months ended September 30, 2003 was $1,416,645. Cash flow from reductions in inventory and receivables amounted to $2,235,620 and $168,076 respectively. Decreases in accounts payables and accrued liabilities amounted to $691,332 and cash used by prepaid expenses, deposits and other amounted to $166,326. Net cash provided by operating activities for the nine months ended September 30, 2003 was $4,668,376. Cash flow from reductions in inventory amounted to $3,206,913 while decreases in accounts payables and accrued liabilities amounted to $2,522,544. Cash provided by reductions in accounts receivable and prepaid expenses, deposits and other amounted to $4,793,555 and $991,731, respectively. Income taxes recoverable decreased by $120,000 for the nine months ended September 30, 2003.

     Net cash of $1,415,171 was used during the three months ended September 30, 2003 by financing activities. Of such amount $1,212,646 was used to repay bank indebtedness and $202,525 was used to repay long-term debt on a term loan from the landlord of the Company’s head office building, long-term debt on a note payable to a major supplier and to repay long-term debt on an equipment loan. Net cash of $4,792,079 was used during the nine months ended September 30, 2003 by financing activities. Of such amount $3,822,535 was used to pay down bank indebtedness and $969,544 was used to repay long-term debt on a term loan from the landlord of the Company’s head office building, long-term debt on a note payable to a major supplier and to repay long-term debt on an equipment loan.

     Net cash used in investing activities for the three months ended September 30, 2003 was $4,846 relating to the purchase of capital assets. Net cash provided by investing activities for the nine months ended September 30, 2003 was $86,868 relating to the acquisition of goodwill amounting to $36,990 which was offset by the disposal of assets amounting to 123,858.

     On May 16, 2002, Cabletel entered into a Revolving Credit Facility Agreement with LaSalle Business Credit, a division of ABN AMBRO BANK N.V., Canada Branch (“LaSalle”) for a three year committed fifteen million Canadian dollars (CAD$15,000,000), or its United States dollar equivalent. The new facility replaces the Company’s previous $12 million credit facility with HSBC Bank Canada. At September 30, 2003 the Company owed $8,164,756 on its Revolving Credit Facility compared to $11,741,424 at December 31, 2002.

     The facility contains certain customary covenants. As of September 30, 2003, as a result of a variation from the required minimum adjusted net worth, interest coverage ratio and debt service ratio, the Company had a technical violation of the applicable covenants. The Company is working with its lender to resolve the matter and expects to receive either a waiver or amendment to the agreement shortly. There can be no assurance that the Company will be successful in obtaining either a waiver or amendment. In the event that the Company is unable to obtain such waiver or amendment the lender would have a right to call a default of the amounts outstanding under the loan agreement, an event that would also result in cross defaults with respect to certain of the Company’s other obligations. In such event, the Company would most likely not be in a position to satisfy its obligations and would have to consider alternative courses of action, including, but not limited to, seeking protection under applicable bankruptcy laws.

     As of November 1, 2002, the Company began consolidating the results of Allied, as a result of the Company’s ability to convert it’s convertible debenture into 100% ownership of all issued and outstanding common shares of Allied for a nominal consideration. Subsequently, on May 9, 2003, Cabletel exercised its option and acquired all the outstanding shares of Allied. Allied is currently in negotiations with its senior bank lender with regards to an extension of its senior bank facility beyond its current maturity date. Allied’s obligations to its senior bank lender are not recourse to the Company. If Allied is unable to obtain such an extension, the Company would be required to write off its investment and receivables due from goods sold in the ordinary course of business amounting to approximately $300,000, which could adversely affect the consolidated results of the Company.

     The Company has undertaken a restructuring initiative which was implemented during the third quarter seeking to reduce operating costs and total indebtedness. The restructuring plan includes but is not limited to the following key components:

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

     In particular, in connection with its restructuring plan, the Company is in the process of renegotiating the payment terms of its US $2.2 million subordinated promissory note, (as of September 30, 2003, US $1.3 million). The Company has obtained the consent of the payee to pay one half of each of the full US $120,000 installments due under the note on each of May 31, June 30, and July 31, 2003, and one quarter of the installments due on each of August 31, September 30, and October 31, 2003. In connection with that restructuring, Cabletel has been in discussions with the payee of the note regarding a restructuring which would reduce the monthly payment below the required US $120,000 to US $30,000 per month for the first six months and US $45,000 per month for the remainder of the payments.

     Although discussions with the payee have commenced, and an agreement in principle has been reached, to date Cabletel and the payee have not completely finalized the terms of a restructuring. Unless an agreement is completed by November 15, 2003, Cabletel will be required to pay the full US $120,000 installment due on November 30, 2003, plus the amount of Cabletel’s total underpayment of US $450,000 with respect to May 31, June 30, July 31, August 31, September 30, October 31, and November 30, 2003 installments. Unless an agreement is reached, Cabletel does not expect to be in a position to make those payments. If Cabletel is unable or otherwise fails to make those payments in full it would constitute a default of the terms of the note, which is unsecured and subordinated to the rights of the senior bank lenders under Cabletel’s senior credit facility. If no agreement is reached, Cabletel may not be in a position to make all of the required payments, an event that could permit the payee to call an event of default under the note, an event that would also result in cross defaults with respect to certain of the Company’s other obligations. In such event, the Company would most likely not be in a position to satisfy its obligations and would have to consider alternative courses of action, including, but not limited to, seeking protection under applicable bankruptcy laws.

     At September 30, 2003, the Company’s current assets exceeded its current liabilities by $821,870. However, during the three and nine months ended September 30, 2003, the liquidation of inventory slowed from prior experience, primarily as a result of the slowdown in the industry. As a result the Company has been slower than usual in meeting vendor terms. Should this trend continue it may present a long-term liquidity concern for the Company.

     The Company does not currently have adequate working capital to meet its obligations with respect to payments for product associated with its manufacturing segments supplier in the far east. The Company is exploring various options and negotiating with the supplier payment terms that would be acceptable to both parties. However, should an agreement not be reached in a timely manner, the operations of Cabletel’s manufacturing segment as well as the operations of the supplier in the far east could be severely impacted.

     The Company’s agent in Israel has asserted a claim against Cabletel under Israel law seeking payment for commissions he claims are due to him. The agent has also been successful in obtaining an injunction against the Company’s Israel bank account which prevents Cabletel from withdrawing funds on that account and that also prevents the Company’s Israel customers from making payments directly to Cabletel. The injunction restricts funds which are in excess of the amount the agent claims is owed to him. The Company believes this matter will be settled without litigation for a lesser amount than that claimed by the agent. The Company has provided for, in its consolidated financial statements, the balance it believes is due to the agent. However, should the matter proceed to litigation there can be no assurances of the outcome. Should the Company not have access to these funds in a timely manner, the operations of the Company could be impacted adversely.

     In order to meet its liquidity needs and fulfill its other obligations, the Company is exploring a number of options including, without limitation, (i) raising additional financing through the issuance of debt or equity securities, and (ii) selling certain assets of the Company. However, there can be no assurance that the Company will be successful in implementing its plans.

     The ability of the Company to continue as a going concern and to realize the carrying value of its assets is dependent on the success of future operations, and the continuing financial support of its main bank lender and the Company’s suppliers and the ability to find new sources of finance. These consolidated financial statements do not reflect adjustments in the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used, if the Company were not able to continue its normal course of business.

     There can be no assurances that the Company will be successful in raising any additional funds, or that it will be able to timely raise additional funds in order to meet its liquidity needs, or if creditors pursue remedies before additional funds can be raised, the Company will be required to consider alternative courses of action including, without limitation, seeking to reorganize by filing of a voluntary petition seeking protection under the bankruptcy laws.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk

     Cabletel is exposed to various market risks, including interest rates and foreign currency rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

RISK FACTORS

Risk that the Company may not be able to continue as a Going Concern

     The company is in negotiations with a number of its creditors regarding waivers of and/or the restructuring of certain of its obligations. Further, at September 30, 2003, the Company’s current assets exceed its current liabilities by $871,870, creating short term liquidity issues for the Company. In order to address these liquidity issues, the Company is exploring a number of options, including (i) raising additional financing through the issuance of debt or equity securities, (ii) the restructuring of existing obligations and (iii) selling certain assets of the Company. If the Company is not successful with such plans, the Company may not be in a position to continue to operate as a going concern. In such event, the Company will be required to consider alternative courses of action, including, but not limited to, seeking protection under applicable bankruptcy laws.

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

International Growth, Foreign Exchange, and Interest Rates

     Cabletel is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, Cabletel may enter into various derivative transactions, when appropriate. Cabletel does not hold or issue derivative instruments for trading or other speculative purposes. As of September 30, 2003, the Company had no material contracts denominated in foreign currencies.

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

     The Company’s agent in Israel has asserted a claim against Cabletel under Israel law seeking payment for commissions he claims are due to him. “(Regev vs. Cabletel).” The agent has also been successful in obtaining an injunction against the Company’s Israel bank account which prevents Cabletel from withdrawing funds on that account and that also prevents the Company’s Israel customers from making payments directly to Cabletel. The Company believes this matter will be settled without litigation for a lesser amount than that claimed by Regev. The Company has provided for, in its consolidated financial statements, the balance it believes is due to Regev. However, should the matter proceed to litigation there can be no assurances of the outcome.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(i)	31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)

(ii)	31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)

(iii)	32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601 (b) (32) (ii) of Regulation S-K)

(iv)	32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601 (b) (32) (ii) of Regulation S-K)

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.

CABLETEL COMMUNICATIONS CORP.

Date: November 11, 2003	By:	/s/ Gregory Walling

Gregory Walling President and Chief Executive Officer

Date: November 11, 2003	By:	/s/ Ron Eilath

Ron Eilath Chief Financial Officer and Secretary Treasurer